Form 10-K
period 2015-12-31
HOMETOWN INTERNATIONAL, INC.
filed 2016-04-28
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

 or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-207488

HOMETOWN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5705488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 E. Grant Street, Woodstown, NJ	08098
(Address of principal executive offices)	(Zip Code)

(856) 759-9034

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

 Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of April 27, 2016, the number of shares of common stock of the registrant outstanding is 5,242,340, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1.      BUSINESS.

Overview

Hometown International, Inc. (the "Company”) is the originator of a new “Delicatessen” concept called “Your Hometown Deli.” Your Hometown Delis plan to feature “home-style” sandwiches, food items, and groceries in a casual and friendly atmosphere. Your Hometown Delis are designed to be comfortable community gathering places for customers of all ages. The Company seeks to create an establishment that will appeal to local residents and commuting workers, conveniently offering high-quality products at fair prices.

The Your Hometown Deli Concept

Your Hometown Deli is a delicatessen concept that will focus on providing high-quality food products not available in local supermarkets or take-out restaurants. The delicatessen concept has a worldwide history with the term first appearing in the English language in 1889. The word “delicatessen” originates in the German language and means "delicacies" or “fine foods.” Delicatessens vary throughout the world, but in the United States a delicatessen (or “deli”) is a small retail store that is a blend of a grocery and a fast-food restaurant.

The Company’s Your Hometown Deli concept is patterned after traditional delicatessens, offering a wider and fresher menu than found at fast-food restaurants. Sandwiches and green salads will be made fresh to order. Like many delis, Your Hometown Deli serves some hot foods kept on a steam table, similar to a cafeteria. In addition to ready-to-eat food, the Your Hometown Deli sells cold cuts by weight. A wide variety of beverages are also expected to be sold together with potato chips and similar products.

In addition to the lunch items, Your Hometown Deli offers a number of additional items geared toward the breakfast crowd. Newspapers, limited household items and small snack items, such as candy, cookies and chewing gums are planned to be available for purchase. Your Hometown Deli also provides take-out service and limited seating in the store.

Products

Your Hometown Deli provides sandwiches, soups, salads, deli meats/cheeses, hot/cold drinks, fresh breads/rolls and small retail items for cooking, baking, and home use. Salads include made-to-order green salads, prepared pasta, potato, chicken, or other variety of "wet" salads. Breakfast products include baked goods (breakfast pastries, bagels, toast), yogurt, and hot breakfast sandwiches. Fresh coffee, tea and other hot and cold beverages are also available for purchase.

Strategy

The Company’s business strategy is to create a food-centered social environment within the local community that offers higher-quality prepared food and ingredients than is typically found locally. The Company’s management believes that broader market trends and certain locality-specific attributes support this strategy. The average American eats out 4-5 times a week and according to the United States Department of Labor. Management of the Company believes the increased popularity of eating out in the United States is a social trend that is likely to continue in the future. In addition, Management will select Your Hometown Deli locations that appear to support this strategy.

Location

The Company’s first location is in Paulsboro, a borough in Gloucester County, New Jersey that was founded in 1904. Paulsboro is located directly across the Delaware River from the city of Philadelphia and the Philadelphia airport. The Your Hometown Deli will be located on a property in the commercial area of downtown Paulsboro that has two buildings. The front building will be the location of the new Your Hometown Deli as well as the local Conrail offices. The rear building is used throughout the week as a practice facility by the local wrestling club and other sports groups. Paulsboro has a national reputation for its wrestling activities and one of the Company’s founders is a leader in the sport of wrestling.

The borough of Paulsboro is undergoing a redevelopment phase from a petroleum products specialty port into an adaptable “OmniPort” able to handle a diversity of bulk, break bulk cargo and shipping containers. Studies completed in 2012 concluded that the port is well suited to become a center for the manufacturing, assembly, and transport of wind turbines and platforms for the development of Atlantic Wind Connection. The port is located approximately one mile from the site of the Your Hometown Deli. The Company’s management believes that hundreds of employees around the area will eventually pass the Your Hometown Deli, the only food establishment on the main commuter route to the Port, within the next few months, if not already.

The Market

The local Paulsboro market is small, but conducive to hosting a Your Hometown Deli. According to the 2010 United States Census, there were 6,097 people and 2,286 households residing in the borough. The median household income was $43,846. The broader Philadelphia Metropolitan Statistical Area is the sixth-largest metropolitan area in the United States with a population to 6.53 million people.

The Company anticipates drawing customers from people living in Paulsboro and the adjacent communities of Greenwich, Clarksboro, and West Deptford, New Jersey. Commuting workers are also anticipated to be customers.

Local students and coaches who frequently use the sports practice facility on the property are another group of potential customers. The practice facility is also home to the “The Monster Factory,” a professional wrestling training and wrestling match promotions organization. In business more than 30 years, the Monster Factory has become “the world’s most famous wrestling school” and has been featured in the Rolling Stone, NewsWeek, and Wall Street Journal. The Company believes that the attendees of Monster Factory wrestling events are potential customers for Your Hometown Deli.

Local competing delicatessen concept stores include Wally’s Grocery & Deli. Other dining and grocery options in the area include locally owned pizzerias, seafood, and fine dining restaurants. Fast food options in the vicinity include McDonalds, Burger King, and Wendy’s. Grocery stores include Wawa, Dollar General, Heritage’s Dairy Stores and Fair Deal Food Market.

Employees

The Company presently has ten employees apart from its officers and directors, Paul F. Morina, President and Christine T. Lindenmuth. Both are currently working for the Company without any compensation. From time to time, the Company may hire more employees based on its business needs and these decisions will be made by the officers if and when appropriate

Sales and Marketing

The Company relies heavily on word of mouth for its marketing. The Company’s founders have close ties to the community in which the first store is located in and Company believes that these relationships will help the Company’s sales and marketing efforts. A portion of the Company’s marketing budget is allocated to be spent on signage and other forms of local advertising. The Company launched its website (www.yourhometowndeli.com) that describes its offerings, menu, and daily specials and coupons, which is used to attract new customers and to increase sales. Social media is also used to describe the quality, atmosphere, products, specials, customer opinions and general information about the Your Hometown Deli’s operation. All sales and marketing messages will attempt to describe the unique character of the Your Hometown Deli and its family-oriented style and old-world feel.

Seasonality

We do not have a seasonal business cycle. However, we may offer seasonal food items or adjust our menu items depending on the seasons.

Environmental Matters

Our business currently does not implicate any environmental regulation.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on products relating to our business except for our domain (www.yourhometowndeli.com). However, in addition to our domain name, from time to time, we may apply for patents, trademarks or other registered intellectual property essential to the protection of our brand and success of our business.

ITEM 1A.    RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.       PROPERTIES.

The Company’s principal executive office and mailing address is 25 E. Grant Street, Woodstown, NJ 08098. Our telephone number is (856) 759-9034.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group, LLC (“Mantua”), a related party, for the store space at 541A Mantua Ave, Paulsbroro, NJ 08066 for a monthly rate of $500. The operating lease agreement was fully executed in September 2015 and Mantua has granted the Company an extension to start paying rent starting on January 1, 2016.

Once our business grows and generates sufficient revenue, we may look to expand our “Your Hometown Deli” concept and open stores in other locations throughout the United States.

ITEM 3.       LEGAL PROCEEDINGS

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, as of the date of this annual report, we are currently not involved with any such legal proceedings or claims.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Although our Common Stock is not listed on a public exchange, we will be filing to obtain a quotation on the OTCQB. In order to be quoted on the OTCQB, a market maker must file an application on our behalf in order to make a market for our Common Stock. As of the date of this annual, we have engaged with a market maker to file an application with FINRA to have our Common Stock quoted on the OTCQB. However, there can be no assurance that the application for quotation will be approved by FINRA, or, if quoted, that a public market will materialize.

Holders

As of April 27, 2016, we had approximately 35 holders of our common stock.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities

On May 29, 2014, the Company entered into a Membership Interest Purchase Agreement with Your Hometown Deli, LLC. The Company was deemed to have issued 5,000,000 shares of common stock as founder’s shares to the members of Your Hometown Deli, LLC, with Mr. Paul F. Morina, who has been our President, CEO, CFO and Director since the inception of the Company and Ms. Christine T. Lindenmuth, who has been our Vice President and Director since the inception of the Company, each receive 2,500,000 shares pursuant to their membership interest in Your Hometown Deli, LLC. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.       SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

Incorporated on May 19, 2014 under the laws of the State of Nevada, Hometown International, Inc. is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate delicatessen stores that feature “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The stores are designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first unit is planned to be built in Paulsboro, New Jersey.

On January 18, 2014, Your Hometwon Deli, LLC. was formed under the laws of State of New Jersey. On May 29, 2014, Your Hometown Deli, LLC, entered into a Membership Interest Purchase Agreement with our Company and is now a wholly-owned subsidiary of our Company. We introduced the delicatessen concept under the Your Hometown Deli brand name. Based on the Paulsboro unit’s performance, we may consider expanding the concept to other communities throughout the United States.

In October 2015, we closed a Regulation D Rule 506 offering in which we offered up to 300,000 units (the “Units”), consisting of one (1) share of Common Stock and two (2) warrants each to purchase one (1) share of Common Stock at an exercise price of $2.50 per share. The Units were offered at a price of $0.75 per Unit and there was no minimum subscription requirement for the investors. Upon completion of the offering, we sold 242,340 Units and therefore we could receive up to $1,211,700 in the event the Warrants are exercised for cash, notwithstanding that such Warrants have a cashless exercise feature. We expect that it will be economically viable for and in the best interest of the Warrant holders to exercise their Warrants once the price of our common stock trade above the exercise price of the Warrant, or at $2.50 per share.

As of the date of this annual report, we have begun generating revenue from the sales of our food and beverage since our soft opening in mid-October. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this annual report and used cash in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

As reflected in the financial statements, the Company used cash in operations of $137,434 and has a net loss of $192,028 for the fiscal year ended December 31, 2015. These factors raise substantial doubt from our auditor about our ability to continue as a going concern as of December 31, 2015. It is, however, our belief that the completion of the above described offering will provide our Company with sufficient capital resource to continue our business for the next twelve (12) months. We have also begun generating revenue since our soft opening in mid-October, 2015. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to our company.

Critical Accounting Policies and Estimates

Use of Estimates in Financial Statements

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of service and valuation of deferred tax assets. Actual results could differ from those estimates.

Fair value measurements and Fair value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities. We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue operating a delicatessen deli. Revenue from the operations of Company-owned delicatessen delis are recognized when sales occur.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Results of Operations

For the years ended December 31, 2015 and December 31, 2014

Comparison for the Fiscal Year Ended December 31, 2015 and 2014

We generated $27,055 and $0 in revenue for the fiscal year ended December 31, 2015 and 2014 respectively. We incurred operating expenses of $218,139 and $62,317 for the fiscal year ended December 31, 2015 and 2014, respectively. Our operating expenses for the fiscal year ended December 31, 2015 consists of consulting fees to a related party of $96,000, professional fees of $47,310 and general and administrative expenses of $45,717, compared to consulting fees to a related party of $40,000, professional fees of $nil and general and administrative expenses of $22,317 for the fiscal year ended December 31, 2014. We had a net loss of $192,028 for the fiscal year ended December 31, 2015, compared to net loss of $62,317 for the fiscal year ended December 31, 2014.

Liquidity and Capital Resources

For the years ended December 31, 2015 and December 31, 2014

As of December 31, 2015, we had total assets of $37,892 and $75,127 in liabilities, respectively. Thus, we had a total stockholders’ deficit of $37,235 as of December 31, 2015.

As of December 31, 2015, we had a cash balance of $2,460. Operating activities used $137,343 in cash for the fiscal year ended December 31, 2015. Investing activities used $24,348 in cash for the fiscal year ended December 31, 2015. Financing activities during the fiscal year ended December 31, 2015 provided $150,771 in cash, which is attributed to the $107,500 in proceeds from the sale of our stock.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to continue generating positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this annual report, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

On August 1, 2014, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC where Beth Floyd is a part time employee, to receive administrative and other miscellaneous services. The consulting agreement covers all of the back office services provided for the Company and additionally all of the work necessary to complete this annual report filings and other work necessary to keep the Company compliance with the SEC. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a Mantua Creek Group LLC, for which our President Paul F. Morina is a member of, for its store space at a monthly rate of $500. The operating lease agreement was fully executed in September 2015 but Manuta granted the Company an extension January 1, 2016 to start paying rent for the space.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hometown International, Inc.

December 31, 2015 and 2014

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2015 and 2014	F-2

Consolidated Statements of Operations for the Fiscal Year Ended December 31, 2015 and 2014	F-3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Fiscal Year Ended December 31, 2015 and the period from January 18, 2014 (Inception) to December 31, 2014	F-4

Consolidated Statements of Cash Flows for the Fiscal Year Ended December 31, 2015 and the period from January 18, 2014 (Inception) to December 31, 2014	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Hometown International, Inc.

We have audited the accompanying consolidated balance sheets of Hometown International, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’(deficit) equity and cash flows for the year ended December 31, 2015 and for the period from January 18, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hometown International, Inc. and Subsidiary as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from January 18, 2014 (inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a net loss of $192,028, a working capital deficit of $71,272 and used cash in operations of $137,434 for the year ended December 31, 2015 These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 27, 2016

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$2,460	$13,471
Inventory	1,395	-
Note receivable - related party, net	-	2,500
Total Current Assets	3,855	15,971

Leasehold improvements and equipment, net	34,037	11,159

Total Assets	$37,892	$27,130

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Loans payable - related party Accounts payable and accrued expenses	$29,856	$8,694
Due to Officers - related parties	3,271	-
Note payable - related party	2,000	2,000
Note payable	40,000	-

Total Liabilities	75,127	10,694

Commitments and Contingencies (See Note 8)

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,099,002 issued and outstanding, respectively	524	510
Additional paid-in capital	216,586	78,243
Accumulated deficit	(254,345)	(62,317)

Total Stockholders' (Deficit) Equity	(37,235)	16,436

Total Liabilities and Stockholders' (Deficit) Equity	$37,892	$27,130

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statement of Operations

	For the Year Ended	For the Period From January 18, 2014 (Inception) to
	December 31, 2015	December 31, 2014
Sales	$27,055	$-

Costs and Expenses
Food, beverage and supplies	20,075	-
Labor	4,985	-
Direct operating and occupancy	2,582	-

Depreciation	1,470	-
Consulting	96,000	40,000
Professional fees	47,310	-
General and administrative	45,717	22,317
Total cost and expenses	218,139	62,317

Loss from Operations	(191,084)	(62,317)

Other Expenses
Interest Expense	(944)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(192,028)	(62,317)

Provision for Income Taxes	-	-

NET LOSS	$(192,028)	$(62,317)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,197,644	5,033,264

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Equity (Deficit)

For the year ended December 31, 2015 and for the Period from January 18, 2014 (Incpetion) to December 31, 2014

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Equity (Deficit)

Balance January 18, 2014	-	$-	$-	$-	$-

Common stock issued for services to founder	5,000,000	500	(225)	-	275

Stock compensation issued to an officer	-	-	-	-	-

Common stock issued for cash, net of stock offering cost ($0.75 / per share), net of stock offering costs	99,002	10	59,240	-	59,250

In kind contribution of services	-	-	19,228	-	19,228

Net loss for the period January 18, 2014 to December 31, 2014	-	-	-	(62,317)	(62,317)

Balance, December 31, 2014	5,099,002	510	78,243	(62,317)	16,436

Common stock issued for cash, net of stock offering cost ($0.75 / per share)	143,338	14	107,486	-	107,500

In kind contribution of services	-	-	30,857	-	30,857

Net loss for the year ended December 31, 2015	-	-	-	(192,028)	(192,028)

Balance, December 31, 2015	5,242,340	$524	$216,586	$(254,345)	$(37,235)

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

	For the Year Ended	For the Period From January 18, 2014 (Inception) to
	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(192,028)	$(62,317)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expesne	2,500	-
In-kind contribution of services	30,857	19,228
Depreciation expense	1,470	-
Changes in operating assets and liabilities:
Increase in inventory	(1,395)	-
Increase in accounts payable and accrued expenses	21,162	8,694
Net Cash Used In Operating Activities	(137,434)	(34,395)

Cash Flows From Investing Activities:
Payments for leasehold improvements and equipment	(24,348)	(11,159)
Note receivable - related party	-	(2,500)
Net Cash Used In Investing Activities	(24,348)	(13,659)

Cash Flows From Financing Activities:
Proceeds from common stock issued to founders	-	275
Advances from related parties	3,271	-
Proceeds from note payable- related party	-	2,000
Proceeds from note payable	40,000	-
Proceeds from issuance of common stock, net of stock offering costs	107,500	59,250
Net Cash Provided by Financing Activities	150,771	61,525

Net (Decrease) Increase in Cash	(11,011)	13,471

Cash at Beginning of Period	13,471	-

Cash at End of Period	$2,460	$13,471

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Hometown International, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 19, 2014. The Company is the originator of a new “Delicatessen” concept (“Your Hometown Deli”). The Company intends that its delicatessens will feature “home-style” sandwiches and other entrees in a casual friendly atmosphere. Hometown Delis are designed to be comfortable community gathering places for guests of all ages

On January 18, 2014, Your Hometown Deli, LLC. was formed under the laws of State of New Jersey. On May 29, 2014, Your Hometown Deli, LLC, entered into a Membership Interest Purchase Agreement with Hometown International, Inc. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of Hometown International, Inc. with Your Hometown Deli, LLC, as the accounting acquirer (see Note 7(D)). The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 5,000,000 shares issued to the shareholder of Your Hometown Deli, LLC., in conjunction with the share exchange transaction has been presented as outstanding for all periods.

The Company’s accounting year end is December 31, which was the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying December 31, 2015 consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary Your Hometown Deli, LLC. The accompanying period from January 18, 2014 (inception) to December 31, 2014 includes the account of Your Hometown Deli, LLC and Hometown International, Inc. from May 19, 2014 to December 31, 2014. All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of service and valuation of deferred tax assets. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 484,680 and 198,004 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended December 31, 2015 and for the period from January 18, 2014 (inception) to December 31, 2014, respectively.

(F) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company's income tax expense differed from the statutory rates (federal 34% and state 9%) as follows

	December 31, 2015	December 31, 2014

Expected tax expense (benefit) - Federal	$(59,413)	$(19,281)
Expected tax expense (benefit) - State	(17,283)	(5,609)
Non-deductible expenses	12,407	7,679
Change in valuation allowance	64,289	17,210
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Bad debt expense	$(999)	$-
Net operating loss carryforwards	(80,500)	(17,210)
Total deferred tax assets	81,499	17,210
Less: valuation allowance	(81,499)	(17,210)
Net deferred tax asset recorded	$-	$-

As of December 31, 2015, the Company has a net operating loss carry forward of approximately $201,553 available to offset future taxable income through December 31, 2035. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

The net change in the valuation allowance for the year ended December 31, 2015 was an increase of $64,289.

The company’s federal income tax returns for the years ended December 31, 2015 and 2014 remain subject to examination by the Internal Revenue Service through 2018.

(G) Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue operating a delicatessen deli. Revenue from the operations of Company-owned delicatessen delis are recognized when sales occur.

(I) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

•	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

(J) Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $1,395.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in consulting and general and administrative expenses and totaled $1,449 and $0 for the years ended December 31, 2015 and 2014, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at December 31, 2015 and December 31, 2014:

	Decmeber 31,	December, 31
	2015	2014
Leasehold Improvements	33,457	11,159
Equipment	2,050	-
Leasehold Improvements and Equipment	35,507	11,159
Less: Accumulated Depreciation	(1,470)	-
Leasehold Improvements and Equipment, Net	$34,037	$11,159

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

Depreciation expense was $1,470 and $0 for the year ended December 31, 2015 and for the period from January 18, 2014 (inception) to December 31, 2014, respectively. The store was opened on October 14, 2015.

NOTE 3	NOTE RECEIVABLE – RELATED PARTY

On November 21, 2014, the Company received an unsecured promissory note from a related party in exchange for $2,500. Pursuant to the terms of the note, the note is non-interest bearing and due on demand. The Company recorded an allowance for doubtful accounts of $2,500 at December 31, 2015 for this note. (See Note 9).

NOTE 4	NOTE PAYABLE – RELATED PARTY

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 9).

NOTE 5	DUE TO OFFICERS – RELATED PARTY

During the year ended December 31, 2015, certain officers paid an aggregate of $3,271 in expenses on the Company’s behalf. The advance was non-interest bearing, unsecured and was due on demand. (See Note 9).

NOTE 6	NOTE PAYABLE

On November 9, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. For the year ended December 31, 2015 the Company accrued $227 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. For the year ended December 31, 2015 the Company accrued $266 in interest expense.

NOTE 7	STOCKHOLDERS’ EQUITY (DEFICIT)

 (A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

During the year ended December 31, 2015, the Company issued 143,338 units of common stock for $107,500 ($0.75/unit). Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 143,338 shares of common stock and 286,676 warrants to purchase common stock at an exercise price of $2.50 per share or immediately callable by the Company if the Company's common stock trades for a period of 20 consecutive days at an average price of $3 per share or greater. The warrants expire on July 31, 2017.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

For the period ended December 31, 2014 the Company issued 99,002 units of common stock for $59,250 ($0.75/unit), net of offering cost of $15,000. Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 99,002 shares of common stock and 198,004 warrants to purchase common stock at an exercise price of $2.50 per share or immediately callable by the Company if the Company's common stock trades for a period of 20 consecutive days at an average price of $3 per share or greater. The warrants expire on July 31, 2017.

(B) In kind contribution of services

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 9).

For the period from January 18, 2014 (inception) to December 31, 2014, the Company recorded $19,228 as in kind contribution of services provided by President and Vice President of the Company (See Note 9).

(C) Warrants

The following tables summarize all warrant grants for the year ended December 31, 2015 and for the period from January 18, 2014 (inception) to December 31, 2014, respectively, and the related changes during the period are presented below.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at January 18, 2014	-	$-
Granted	198,004	2.50
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2014	198,004	2.50

Granted	286,676	2.50
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2015	484,680	2.50

Warrants exercisable at December 31, 2015	484,680	$2.50

(D) Common Stock Issued for Acquisition of an Entity Under Common Control

On May 29, 2014, the Company entered into a Membership Interest Purchase Agreement with Your Hometown Deli, LLC. The Company was deemed to have issued 5,000,000 shares of common stock to Your Hometown Deli, LLC members. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost of $275 (See Note 1(A)).

NOTE 8	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement. During the year ended December 31, 2015 and for the period from January 18, 2014 to December 31, 2014, the Company paid $96,000 and $40,000, respectively, in consulting fees under the agreement (See Note 9).

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. As of December 31, 2014, the operating lease agreement has not been fully executed. The rent payments will commence 30 days after the store opens. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. No rent expense was recorded for the year ended December 31, 2015. (See Note 9).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

At December 31, 2015, rental commitments are as follows:

Year	Amount
2016	$6,000
2017	6,000
2018	6,000
2019	6,000
2020	6,000
$30,000

NOTE 9	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement (see Note 8(A)). During the year ended December 31, 2015 and for the period from January 18, 2014 to December 31, 2014, the Company paid $96,000 and $40,000, respectively, in consulting fees under the agreement.

On May 29, 2014, the Company entered into a Membership Interest Purchase Agreement with Your Hometown Deli, LLC. The Company was deemed to have issued 5,000,000 shares of common stock to Your Hometown Deli, LLC members. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost of $275. (See Note 7(D)).

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. As of December 31, 2014, the operating lease agreement has not been fully executed. The rent payments will commence 30 days after the store opens. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. No rent expense was recorded for the year ended December 31, 2015. (See Note 8(B)).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 4).

On November 21, 2014, the Company received an unsecured promissory note from a related party in exchange for $2,500. Pursuant to the terms of the note, the note is non-interest bearing and due on demand. The Company recorded an allowance for doubtful accounts of $2,500 at December 31, 2015 for this note (See Note 3).

During the year ended December 31, 2015, officers paid $3,271 in expenses on the Company’s behalf. The advance is non-interest bearing, unsecured and due on demand. (See Note 5).

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 7(B)).

For the period from January 18, 2014 (inception) to December 31, 2014, the Company recorded $19,228 as in kind contribution of services provided by President and Vice President of the Company (See Note 7(B)).

NOTE 10	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $137,434, an accumulated deficit of $254,345 and has a net loss of $192,028 for the year ended December 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENTS

On March 21, 2016, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31. 2016.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2015 for the material weakness describe below.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2015 for the material weaknesses describe as follows: (i) lack of an independent board of directors and (ii) our accounting personnel lack U.S. GAAP expertise.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of officers and directors as of April 27, 2016. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Paul F. Morina	57	President, Chief Executive Officer, Chief Financial Officer and Director
Christine T. Lindenmuth	40	Vice President and Director
Beth Floyd	33	Secretary

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Paul F. Morina, President, CEO, CFO and Director - Mr. Morina has been nationally recognized for his coaching and leadership at a local, regional and national level. His accomplishments include the very prestigious 2011 National Coach of the Year award by the National Wrestling Association and being inducted into the James Madison University Hall of Fame in 2012. Mr. Morina currently serves as the Principal of Paulsboro (NJ) High School and as the Head Wrestling Coach. Mr. Morina has spent his entire career in the Paulsboro Public School District where he began his career as an Elementary School Physical Education Teacher and Health Instructor. He has held the positions of High School Physical Education and Health Instructor, Head Coach, and High School Athletic Director.

Mr. Morina’s college wrestling career was well recognized. While at James Madison University, he was a two-time NCAA Eastern Regional champion. Mr. Morina has been highly successful coaching high school wrestling for over 27 years in his hometown of Paulsboro, N. J. Named the 1994 State Wrestling Man-of-the-Year by Wrestling USA Magazine, his teams have won 25 class state championships, 24 district championships and 25 conference titles. He has a 550-34-4 overall record and has lead the Paulsboro wrestling program to exceed 1,000 victories.

In addition to his work within the Paulsboro public school systems, Mr. Morina served as a Member of Paulsboro Town Council from 2005 to 2011. Mr. Morina earned his B. A. from James Madison University and his M. Ed. degree from Widener University.

Christine T. Lindenmuth, Vice President and Director - Ms. Lindenmuth has been motivating and educating students for almost 15 years. She currently is a Math Teacher at Paulsboro High School, where she is also active in the Paulsboro Education Association, Mentor Club, Renaissance Committee and Alternative Education Program. Prior to Paulsboro High, Ms. Lindenmuth was a Student Advisor at Salem Community College. She has also served as a School Counselor at Gateway Regional High School, Lindenwold High School and Salem County Vocational School.

Ms. Lindenmuth started her career as a Math Teacher at the PG-CP Regional High School, where she taught accelerated students at the Academy of Science and Engineering. Ms. Lindenmuth currently serves on Salem County School Employee Federal Credit Union Loan Committee, as an Association Representative for the Penns Grove Chapter of the New Jersey Teachers Union, and as a representative on the State Educational Policy Committee for the New Jersey Education Association. Ms. Lindenmuth earned her BA from Rider University and her M. Ed. from Wilmington University.

Beth Floyd, Secretary - Ms. Floyd has over 10 years of experience in the food service industry. She has held a number of positions with Maggiano’s Little Italy, serving as assistant accounting manager from 2009 to 2010 and then promoted to maître d’ at the Durham, NC restaurant. Ms. Floyd received her BA from University of North Carolina at Chapel Hill with a major in journalism and mass communications.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer

ITEM 11.       EXECUTIVE COMPENSATION

Our executive officers have not received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us.

We do not expect to pay any compensation to any of our officers until sufficient and sustainable revenues and profits are realized.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this annual report.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Common Stock as of April 27, 2016 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Paul F. Morina, President, CEO, CFO & Director	2,500,000	47.69%
Christine T. Lindenmuth, Vice President	2,500,000	47.69%
Beth Floyd, Secretary	0	0%

All Executive Officers and Directors as a group (1 person)	5,000,000	95.38%
5% Beneficial Owners: None

(1)	Based on 5,242,340 shares of Common Stock outstanding as of April 27, 2016.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 29, 2014, the Company entered into a Membership Interest Purchase Agreement with Your Hometown Deli, LLC. The Company was deemed to have issued 5,000,000 shares of common stock as founder’s shares to the members of Your Hometown Deli, LLC, with Mr. Paul F. Morina, who has been our President, CEO, CFO and Director since the inception of the Company and Ms. Christine T. Lindenmuth, who has been our Vice President and Director since the inception of the Company, each receive 2,500,000 shares pursuant to their membership interest in Your Hometown Deli, LLC.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group LLC, for which our President is a member of, for its store space at a monthly rate of $500. The amount of rent was determined by current market rate for retail space in the area and discounted slightly because the tenants would be financing most of the leasehold improvements. As of the date hereof, the operating lease agreement has been fully executed but Mantua has granted the Company an extension to start paying rent starting on January 1, 2016. No rent expense was recorded for the year ended December 31, 2015.

On August 1, 2014, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC where Beth Floyd is a part time employee, to receive administrative and other miscellaneous services. The consulting agreement covers all of the back office services provided for the Company and additionally all of the work necessary to complete company filings as a public company and other work necessary to keep the Company compliance with the SEC. The Company is required to pay $8,000 a month which was determined by current market rate of consultant in the area with similar background and experience in the fast-food business. The agreement is to remain in effect unless either party desires to cancel the agreement. During the year ended December 31, 2015 and for the period from January 18, 2014 to December 31, 2014, the Company paid $96,000 and $40,000, respectively, in consulting fees under the agreement.

On October 16, 2014, the Company entered into an unsecured promissory note with Christine Lindenmuth in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 4 to our consolidated financial statements for the period from inception to December 31, 2014).

On November 21, 2014, the Company received an unsecured promissory note from Tobacalara Ysidron, Inc. in exchange for $2,500. Pursuant to the terms of the note, the note is non-interest bearing and due on demand.

On November 9, 2015, the Company received an unsecured promissory note from Layla Moavenzadeh, a related party, in exchange for $20,000. Pursuant to terms of the note, the note is bearing an interest at 10% and due on November 9, 2016.

On November 12, 2015, the Company received an unsecured promissory note from Peter Coker, a related party, in exchange for $20,000. Pursuant to terms of the note, the note is bearing an interest at 10% and due on November 12, 2016.

During the year ended December 31, 2015, Paul F. Morina and Christine T. Lindenmuth, both of whom are officers of the Company, paid $1,483 and $1,788, respectively, in expenses on the Company’s behalf. The amounts are recorded as advances from the officers. The advances are non-interest bearing, unsecured and due on demand.

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company.

For the period from January 18, 2014 to December 31, 2014, the Company recorded $19,228 as in kind contribution of services provided by President and Vice President of the Company.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $16,996 and $9,489 for the fiscal year ended December 31, 2015 and 2014, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed $450 and $450, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Membership Interest Purchase Agreement dated May 29, 2014 among Paul F. Morina, Christine Lindenmuth and the Company (1)
10.2	Form of Subscription Agreement (2)
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (3)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (4)
21.1	List of Subsidiary (1)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on June 8, 2015.
(2)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on August 31, 2015.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on October 19, 2015.
(4)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on January 4, 2016.
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN INTERNATIONAL, INC.

Date: April 28, 2016	By:	/s/ Paul F. Morina
Paul F. Morina
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul F. Morina	President, Chief Executive Officer,	April 28, 2016
Paul F. Morina	Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Christine Lindenmuth	Director	April 28, 2016
Christine Lindenmuth

Signature	Title	Date

/s/ Beth Floyd	Secretary	April 28, 2016
Beth Flyod

