Form 10-Q
period 2016-03-31
HOMETOWN INTERNATIONAL, INC.
filed 2016-05-23
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 333-207488

HOMETOWN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5705488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 E. Grant Street

Woodstown, NJ, 08098

(Address of principal executive offices) (Zip Code)

(856) 759-9034

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 23, 2016, the registrant had 5,242,340 shares of its common stock issued and outstanding, respectively.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three Months Ended March 31, 2016 and 2015

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2016	December 31, 2015
	(Unaudited)

Current Assets
Cash	$16,689	$2,460
Inventory	1,239	1,395
Total Current Assets	17,928	3,855

Leasehold improvements and equipment, net	32,226	34,037

Total Assets	$50,154	$37,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$34,735	$29,856
Due to Officers - related parties	4,791	3,271
Note payable - related party	2,000	2,000
Note payable	86,000	40,000

Total Liabilities	127,526	75,127

Commitments and Contingencies (See Note 6)

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,242,340
issued and outstanding, respectively	524	524
Additional paid-in capital	224,300	216,586
Accumulated deficit	(302,196)	(254,345)

Total Stockholders' Deficit	(77,372)	(37,235)

Total Liabilities and Stockholders' Deficit	$50,154	$37,892

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015

Sales	$20,810	$-

Costs and Expenses
Food, beverage and supplies	13,391	-
Labor	4,647	-
Direct operating and occupancy	2,469	-
Depreciation	1,811	-
Consulting	24,000	24,000
Professional fees	8,398	7,239
General and administrative	12,590	7,921
Total cost and expenses	67,306	39,160

Loss from Operations	(46,496)	(39,160)

Other Expenses
Interest Expense	(1,355)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(47,851)	(39,160)

Provision for Income Taxes	-	-

NET LOSS	$(47,851)	$(39,160)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,242,340	5,134,314

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

 Condensed Consolidated Statement of Stockholders' Deficit

For the three months ended March 31, 2016

(Unaudited)

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2015	5,242,340	$524	$216,586	$(254,345)	$(37,235)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended March 31, 2016	-	-	-	(47,851)	(47,851)

Balance, March 31, 2016	5,242,340	$524	$224,300	$(302,196)	$(77,372)

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net Loss	$(47,851)	$(39,160)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,714	7,714
Depreciation expense	1,811	-
Changes in operating assets and liabilities:
Decrease in inventory	156	-
Increase in accounts payable and accrued expenses	4,879	6,545
Net Cash Used In Operating Activities	(33,291)	(24,901)

Cash Flows From Investing Activities:
Payments for leasehold improvements and equipment	-	(5,152)
Net Cash Used In Investing Activities	-	(5,152)

Cash Flows From Financing Activities:
Advances from related parties	1,520	-
Proceeds from note payable	46,000	-
Proceeds from issuance of common stock, net of stock offering costs	-	57,000
Net Cash Provided by Financing Activities	47,520	57,000

Net Increase in Cash	14,229	26,947

Cash at Beginning of Period	2,460	13,471

Cash at End of Period	$16,689	$40,418

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Hometown International, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 19, 2014. The Company is the originator of a new “Delicatessen” concept (“Your Hometown Deli”). The Company intends that its delicatessens will feature “home-style” sandwiches and other entrees in a casual friendly atmosphere. Hometown Delis are designed to be comfortable community gathering places for guests of all ages.

On January 18, 2014, Your Hometown Deli, LLC. was formed under the laws of State of New Jersey. On May 29, 2014, Your Hometown Deli, LLC, entered into a Membership Interest Purchase Agreement with Hometown International, Inc. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of Hometown International, Inc. with Your Hometown Deli, LLC, as the accounting acquirer (see Note 5(D)). The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 5,000,000 shares issued to the shareholder of Your Hometown Deli, LLC., in conjunction with the share exchange transaction has been presented as outstanding for all periods.

The Company’s accounting year end is December 31, which was the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying March 31, 2016 and 2015, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 484,680 and 198,004 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for three months ended March 31, 2016 and 2015.

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

The company’s federal income tax returns for the year ended December 31, 2015 remain subject to examination by the Internal Revenue Service through 2018.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $1,239.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in general and administrative expenses and totaled $75 and $0 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at March 31, 2016 and December 31, 2015:

	March 31,	December, 31
	2016	2015
Leasehold Improvements	33,457	33,457
Equipment	2,050	2,050
Leasehold Improvements and Equipment	35,507	35,507
Less: Accumulated Depreciation	(3,281)	(1,470)
Leasehold Improvements and Equipment, Net	$32,226	$34,037

Depreciation expense was $1,811 and $0 for the three months ended March 31, 2016 and 2015. The store was opened on October 14, 2015.

NOTE 3	NOTE RECEIVABLE – RELATED PARTY

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

NOTE5	DUE TO OFFICERS – RELATED PARTY

During the three months ended March 31, 2016 certain officers paid an aggregate $1,520 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 9)

During the year ended December 31, 2015 certain officers paid an aggregate $3,271 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 9)

NOTE 6	NOTE PAYABLE

On March 21, 2016, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2016 the Company accrued $55 in interest expense.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017. As of March 31, 2016 the Company accrued $46 in interest expense.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of March 31, 2016 the Company accrued $21 in interest expense.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31. 2016. As of March 31, 2016 the Company accrued $133 in interest expense.

On November 9, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of March 31, 2016 Company accrued $738 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of March 31, 2016 the Company accrued $777 in interest expense.

NOTE 7	STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

(B) In kind contribution of services

For the three months ended March 31, 2016, the Company recorded $7,714 as in kind contribution of services provided by President and Vice President of the Company (See Note 9).

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 9).

(C) Warrants

The following tables summarize all warrant grants for the three months ended March 31, 2016 and the related changes during the period are presented below.

Warrants	Warrants	Exercise Price
Balance at December 31, 2015	484,680	$2.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2016	484,680	$2.50
Warrants exercisable at March 31, 2016	484,680	$2.50

484,680 of the total warrants outstanding are fully vested, exercisable and non-forfeitable. In addition, the warrants are exercisable at 2.50 per share or immediately callable by the Company if the Company's common stock trades for a period of 20 consecutive days at an average price of $3 per share or greater. The warrants expire on July 31, 2017.

NOTE 8	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement. During the three months ended March 31, 2016 and 2015 the Company paid $24,000 and $24,000, respectively, in consulting fees under the agreement (See Note 9).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. As of December 31, 2014, the operating lease agreement has not been fully executed. The rent payments will commence 30 days after the store opens. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. For the three months ended March 31, 2016, the Company had a rent expense of $1,500. (See Note 9).

NOTE 9	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement (see Note 8(A)). During the three months ended March 31, 2016 and 2015 the Company paid $24,000 and $24,000, respectively, in consulting fees under the agreement.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. As of December 31, 2014, the operating lease agreement has not been fully executed. The rent payments will commence 30 days after the store opens. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. For the three months ended March 31, 2016, the Company had a rent expense of $1,500 (See Note 8(B)).

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

During the three months ended March 31, 2016 officers paid an aggregate $1,520 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 9)

During the year ended December 31, 2015 officers paid an aggregate $3,271 in expenses on Company’s behalf in exchange as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 5)

For the three months ended March 31, 2016, the Company recorded $7,714 as in kind contribution of services provided by President and Vice President of the Company (See Note 7(B)).

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 7(B)).

NOTE 10	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $33,291, an accumulated deficit of $302,196 and has a net loss of $47,851 for the three months ended March 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

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

The Company is the originator of a new “Delicatessen” concept called “Your Hometown Deli.” Your Hometown Delis plan to feature “home-style” sandwiches, food items, and groceries in a casual and friendly atmosphere. Your Hometown Delis are designed to be comfortable community gathering places for customers of all ages. The Company seeks to create an establishment that will appeal to local residents and commuting workers, conveniently offering high-quality products at fair prices. Targeted towards smaller towns and communities, the Company's first location was opened in Paulsboro, New Jersey on October 14, 2015.

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

The Company’s Your Hometown Deli concept is patterned after traditional delicatessens, offering a wider and fresher menu than found at fast-food restaurants. Sandwiches and green salads will be made fresh to order. Like many delis, Your Hometown Deli serves some hot foods kept on a steam table, similar to a cafeteria. In addition to ready-to-eat food, the Your Hometown Deli sells cold cuts by weight. A wide variety of beverages are also sold together with potato chips and similar products.

In addition to our food offering, newspapers, limited household items and small snack items, such as candy, cookies and chewing gums are planned to be available for purchase. Your Hometown Deli also provides take-out service and limited seating in the store.

As of the date of this quarterly report, we have begun generating revenue from the sales of our food and beverage since our soft opening in mid-October. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this quarterly report and used cash in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

During the quarter ended March 31, 2016, we continued to refine our menu and operating hours. We have also begun limited advertising using social media and direct mailing to residents in towns around our store. We expect our losses to continue during 2016 as we continue to revise our menu and marketing plan to the local taste.

Results of Operations - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

We generated revenue of $20,810 and $0 for the three months ended March 31, 2016 and 2015, respectively. The increase in revenue is mainly attributed to the increase of our sales. The total cost and expenses was $67,306 for the three months ended March 31, 2016, compared to $39,160 for the three months ended March 31, 2015. We incurred operating expenses of $67,306 and $39,160 for the three months ended March 31, 2016 and 2015, respectively. The increase of $22,318 is mainly attributed to the increase in our cost related to the deli operations.

Due to the described factors above, we had a net loss of $47,851 and $39,160 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had a total current asset of $17,928, mainly in inventory and cash. Our liabilities as of March 31, 2016 were $127,526, which comprised of $34,735 in accounts payable and accrued expenses, $4,791 due to certain officers, $2,000 in note payable due to a related party and $86,000 in note payable. As of March 31, 2016, we had a working capital deficit of $109,598.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2016:

For the three months ended March 31, 2016
Net Cash (Used in) Operating Activities	$(33,291)
Net Cash used in Investing Activities	-
Net Cash Provided by Financing Activities	47,520
Net Increase in Cash and Cash Equivalents	14,229

For the three months ended March 31, 2016, we had used cash of $33,291 for operating activities and financing activities provided $47,520. We had a net increase of $14,229 for the three months ended March 31, 2016.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $33,291, an accumulated deficit of $302,196 and has a net loss of $47,851 for the three months ended March 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies and Estimates

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2016

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)