Form 10-Q
period 2016-06-30
HOMETOWN INTERNATIONAL, INC.
filed 2016-08-09
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2016

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

Yes  ☐    No  ☒

As of August 1, 2016, the registrant had 5,242,340 shares of its common stock issued and outstanding, respectively.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Six Months Ended June 30, 2016 and 2015

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2016	December 31, 2015
	(Unaudited)

Current Assets
Cash	$10,021	$2,460
Inventory	1,148	1,395
Total Current Assets	11,169	3,855

Leasehold improvements and equipment, net	30,505	34,037

Total Assets	$41,674	$37,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$83,716	$29,856
Due to Officers - related parties	6,329	3,271
Note payable - related party	2,000	2,000
Note payable	86,000	40,000

Total Liabilities	178,045	75,127

Commitments and Contingencies (See Note 8)

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,242,340
issued and outstanding, respectively	524	524
Additional paid-in capital	232,014	216,586
Accumulated deficit	(368,909)	(254,345)

Total Stockholders' Deficit	(136,371)	(37,235)

Total Liabilities and Stockholders' Deficit	$41,674	$37,892

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Sales	$21,731	$-	$42,541	$-

Costs and Expenses
Food, beverage and supplies	13,227	-	26,618	-
Labor	4,062	-	8,709	-
Direct operating and occupancy	3,750	-	6,219	-
Depreciation	1,721	-	3,532	-
Consulting	24,000	24,000	48,000	48,000
Professional fees	22,572	18,350	30,970	25,589
General and administrative	17,063	11,069	29,653	18,990

Total cost and expenses	86,395	53,419	153,701	92,579

Loss from Operations	(64,664)	(53,419)	(111,160)	(92,579)

Other Expenses
Interest Expense	(2,049)	(75)	(3,404)	(75)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(66,713)	(53,494)	(114,564)	(92,654)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(66,713)	$(53,494)	$(114,564)	$(92,654)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,242,340	5,179,358	5,242,340	5,156,960

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net Loss	$(114,564)	$(92,654)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,428	15,428
Depreciation expense	3,532	-
Changes in operating assets and liabilities:
Decrease in inventory	247	-
Increase in accounts payable and accrued expenses	53,860	16,938
Net Cash Used In Operating Activities	(41,497)	(60,288)

Cash Flows From Investing Activities:
Payments for leasehold improvements and equipment	-	(10,516)
Net Cash Used In Investing Activities	-	(10,516)

Cash Flows From Financing Activities:
Advances from related parties	3,058	-
Proceeds from note payable	46,000	-
Proceeds from issuance of common stock, net of stock offering costs	-	67,500
Net Cash Provided by Financing Activities	49,058	67,500

Net Increase (Decrease) in Cash	7,561	(3,304)

Cash at Beginning of Period	2,460	13,471

Cash at End of Period	$10,021	$10,167

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

Hometown International, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 19, 2014. The Company is the originator of a new “Delicatessen” concept (“Your Hometown Deli”). The Company intends that its delicatessens will feature “home-style” sandwiches and other entrees in a casual friendly atmosphere. Hometown Delis are designed to be comfortable community gathering places for guests of all ages

On January 18, 2014, Your Hometown Deli, LLC. was formed under the laws of State of New Jersey. On May 29, 2014, Your Hometown Deli, LLC, entered into a Membership Interest Purchase Agreement with Hometown International, Inc. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of Hometown International, Inc. with Your Hometown Deli, LLC, as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 5,000,000 shares issued to the shareholder of Your Hometown Deli, LLC., in conjunction with the share exchange transaction has been presented as outstanding for all periods.

The Company’s accounting year end is December 31, which was the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying June 30, 2016 and 2015, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 484,680 and 418,009 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the six months ended June 30, 2016 and 2015.

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

The company’s federal income tax returns for the years ended December 31, 2014 and December 31, 2015 remain subject to examination by the Internal Revenue Service through 2018.

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

AS OF JUNE 30, 2016

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

AS OF JUNE 30, 2016

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $1,148.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in consulting and general and administrative expenses and totaled $824 and $0 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at June 30, 2016 and December 31, 2015:

	June 30,	December, 31
	2016	2015
Leasehold Improvements	33,457	33,457
Equipment	2,050	2,050
Leasehold Improvements and Equipment	35,507	35,507
Less: Accumulated Depreciation	(5,002)	(1,470)
Leasehold Improvements and Equipment, Net	$30,505	$34,037

Depreciation expense was $3,532 and $0 for the six months ended June 30, 2016 and 2015. The store was opened on October 14, 2015.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

UNAUDITED)

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

During the six months ended June 30, 2016 certain officers paid an aggregate $3,058 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 9)

During the year ended December 31, 2015 certain officers paid an aggregate $3,271 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 9)

NOTE 6	NOTE PAYABLE

 On March 21, 2016, the Company entered into an unsecured promissory note in the amount of $20,000 . Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2016 the Company accrued $560 in interest expense.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured  and is due on March 17, 2017. As of June 30, 2016 the Company accrued $350 in interest expense.

On February 11, 2016, the Company  entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of June 30, 2016 the Company accrued $62 in interest expense.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31. 2016 . As of June 30, 2016 the Company accrued $286 in interest expense.

On November 9, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of June 30, 2016 Company accrued $1,261 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of June 30, 2016 the Company accrued $1,300 in interest expense.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

UNAUDITED)

NOTE 7	STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the six months ended June 30, 2016, the Company recorded $15,428 as in kind contribution of services provided by President and Vice President of the Company (See Note 9).

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 9).

(C) Warrants

The following tables summarize all warrant changes during the period:

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2015	484,680	$2.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2016	484,680	$2.50
Warrants exercisable at June 30, 2016	484,680	$2.50

484,680 of the total warrants outstanding are fully vested, exercisable and non-forfeitable.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

UNAUDITED)

NOTE 8	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement. During the six months ended June 30, 2016 and 2015 the Company paid $48,000 and $48,000, respectively, in consulting fees under the agreement (See Note 9).

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. As of December 31, 2014, the operating lease agreement has not been fully executed. The rent payments will commence 30 days after the store opens. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the six months ended June 30, 2016, the Company had a rent expense of $3,000. (See Note 9).

NOTE 9	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement (see Note 8(A)). . During the six months ended June 30, 2016 and 2015 the Company paid $48,000 and $48,000, respectively, in consulting fees under the agreement.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. As of December 31, 2014, the operating lease agreement has not been fully executed. The rent payments will commence 30 days after the store opens. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the six months ended June 30, 2016, the Company had a rent expense of $3,000 (See Note 8(B)).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 4).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

UNAUDITED)

On November 21, 2014, the Company received an unsecured promissory note from a related party in exchange for $2,500. Pursuant to the terms of the note, the note is non-interest bearing and due on demand. The Company recorded an allowance for doubtful accounts of $2,500 at December 31, 2015 for this note (See Note 3).

During the six months ended June 30, 2016 officers paid an aggregate $3,058 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 9)

During the year ended December 31, 2015 officers paid an aggregate $3,271 in expenses on Company’s behalf in exchange as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 5)

For the six months ended June 30, 2016, the Company recorded $15,428 as in kind contribution of services provided by President and Vice President of the Company (See Note 7(B)).

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 7(B)).

NOTE 10	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $41,497 has an accumulated deficit of $368,909 and has a net loss of $114,564 for the six months ended June 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

During the quarter ended June 30, 2016, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store. We expect our losses to continue during 2016 as we continue to revise our menu and marketing plan to the local taste.

Results of Operations - Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

We generated revenue of $21,731 and $0 for the three months ended June 30, 2016 and 2015, respectively. The increase in revenue is mainly attributed to the increase of our sales. The total cost and expenses was $86,395 for the three months ended June 30, 2016, compared to $53,419 for the three months ended June 30, 2015. We incurred loss from operations of $64,664 and $53,419 for the three months ended June 30, 2016 and 2015, respectively. The increase of $11,245 is mainly attributed to the increase in our cost related to the deli operations.

We generated revenue of $42,541 and $0 for the six months ended June 30, 2016 and 2015, respectively. The increase in revenue is mainly attributed to the increase of our sales. The total cost and expenses was $153,701 for the six months ended June 30, 2016, compared to $92,579 for the six months ended June 30, 2015. We incurred loss from operations of $111,160 and $92,579 for the six months ended June 30, 2016 and 2015, respectively. The increase of $18,581 is mainly attributed to the increase in our cost related to the deli operations.

Due to the described factors above, we had a net loss of $114,564 and $92,654 for the Six Months Ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had a total current asset of $41,674, mainly in inventory and cash. Our liabilities as of June 30, 2016 were $178,045, which comprised of $83,716 in accounts payable and accrued expenses, $6,329 due to certain officers, $2,000 in note payable due to a related party and $86,000 in note payable. As of June 30, 2016, we had a working capital deficit of $136,371.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2016:

For the six months ended June 30, 2016
Net Cash (Used in) Operating Activities	$(41,497)
Net Cash used in Investing Activities	0
Net Cash Provided by Financing Activities	49,058
Net Increase in Cash and Cash Equivalents	7,561

For the six months ended June 30, 2016, we had used cash of $41,497 for operating activities and financing activities provided $49,058. We had a net increase of $7,561 for the six months ended June 30, 2016.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $41,497,has a net loss of $114,564 for the six months ended June 30, 2016, and an accumulated deficit of $368,909 as of June 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2016

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

