Form 10-Q
period 2016-09-30
HOMETOWN INTERNATIONAL, INC.
filed 2016-11-14
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2016

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

Yes  ☐    No  ☒

As of November 1, 2016, the registrant had 5,242,340 shares of its common stock issued and outstanding, respectively.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Nine Months Ended September 30, 2016 and 2015

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS

Current Assets
Cash	$7,685	$2,460
Inventory	1,129	1,395
Total Current Assets	8,814	3,855

Leasehold improvements and equipment, net	28,710	34,037

Total Assets	$37,524	$37,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Loans payable - related party Accounts payable and accrued expenses	$90,654	$29,856
Due to Officers - related parties	10,481	3,271
Note payable - related party	2,000	2,000
Note payable	111,000	40,000

Total Liabilities	214,135	75,127

Commitments and Contingencies (See Note 8)

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,242,340 issued and outstanding, respectively	524	524
Additional paid-in capital	239,727	216,586
Accumulated deficit	(416,862)	(254,345)

Total Stockholders' Deficit	(176,611)	(37,235)

Total Liabilities and Stockholders' Deficit	$37,524	$37,892

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Sales	$16,176	$-	$58,717	$-

Costs and Expenses
Food, beverage and supplies	11,282	-	37,900	-
Labor	2,930	-	11,639	-
Direct operating and occupancy	1,923	-	8,142	-
Depreciation	1,794	-	5,326	-
Consulting	24,000	24,000	72,000	72,000
Professional fees	5,429	4,171	36,399	29,760
General and administrative	14,406	12,075	44,059	31,065

Total cost and expenses	61,764	40,246	215,465	132,825

Loss from Operations	(45,588)	(40,246)	(156,748)	(132,825)

Other Expenses
Interest Expense	(2,365)	(150)	(5,769)	(225)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(47,953)	(40,396)	(162,517)	(133,050)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(47,953)	$(40,396)	$(162,517)	$(133,050)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,242,340	5,221,063	5,242,340	5,182,582

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the nine months ended September 30 ,2016

(Unaudited)

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2015	5,242,340	$524	$216,586	$(254,345)	$(37,235)

In kind contribution of services	-	-	23,141	-	23,141

Net loss for the nine months ended September 30, 2016	-	-	-	(162,517)	(162,517)

Balance, September 30, 2016	5,242,340	$524	$239,727	$(416,862)	$(176,611)

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net Loss	$(162,517)	$(133,050)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	23,141	23,142
Depreciation expense	5,326	27
Changes in operating assets and liabilities:
Decrease in inventory	266	(885)
Increase in accounts payable and accrued expenses	60,799	19,125
Net Cash Used In Operating Activities	(72,985)	(91,641)

Cash Flows From Investing Activities:
Payments for leasehold improvements and equipment	-	(17,707)
Net Cash Used In Investing Activities	-	(17,707)

Cash Flows From Financing Activities:
Advances from related parties	7,210	-
Proceeds from note payable	71,000	-
Proceeds from issuance of common stock, net of stock offering costs	-	107,500
Net Cash Provided by Financing Activities	78,210	107,500

Net Increase (Decrease) in Cash	5,222	(1,848)

Cash at Beginning of Period	2,460	13,471

Cash at End of Period	$7,685	$11,623

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 28, 2016.

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

On January 18, 2014, Your Hometown Deli, LLC. was formed under the laws of the State of New Jersey. On May 29, 2014, Your Hometown Deli, LLC, entered into a Membership Interest Purchase Agreement with Hometown International, Inc. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of Hometown International, Inc. with Your Hometown Deli, LLC, as the accounting acquirer ). The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 5,000,000 shares issued to the shareholder of Your Hometown Deli, LLC., in conjunction with the share exchange transaction has been presented as outstanding for all periods.

The Company’s accounting year end is December 31, which was the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying September 30, 2016 and 2015, condensed consolidated unaudited financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 484,680 and 198,004 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended September 30, 2016 and 2015, respectively.

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

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

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

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

(J) Recent Accounting Pronouncements

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

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements," which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Consolidated Financial Statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $1,129.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in consulting and general and administrative expenses and totaled $1,118 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at September 30, 2016 and December 31, 2015:

	September 30,	December, 31
	2016	2015
Leasehold Improvements	33,457	33,457
Equipment	2,050	2,050
Leasehold Improvements and Equipment	35,507	35,507
Less: Accumulated Depreciation	(6,797)	(1,470)
Leasehold Improvements and Equipment, Net	$28,710	$34,037

Depreciation expense was $5,326 and $0 for the nine months ended September 30, 2016 and 2015, respectively. The store was opened on October 14, 2015.

NOTE 3	NOTE RECEIVABLE – RELATED PARTY

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

During the nine months ended September 30, 2016 certain officers paid an aggregate $7,210 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 9)

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

During the year ended December 31, 2015 certain officers paid an aggregate $3,271 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 9)

NOTE 6	NOTE PAYABLE

On August 21, 2016, the Company entered into an unsecured promissory note in the amount of $25,000 . Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 31, 2017. As of September 30, 2016 the Company accrued $267 in interest expense.

On March 21, 2016, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2016 the Company accrued $1,079 in interest expense.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017. As of September 30, 2016 the Company accrued $661 in interest expense.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of September 30, 2016 the Company accrued $102 in interest expense.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31. 2016. As of September 30, 2016 the Company accrued $441 in interest expense.

On November 9, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of September 30, 2016 Company accrued $1,796 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of September 30, 2016 the Company accrued $1,838 in interest expense.

NOTE 7	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

(B) In kind contribution of services

For the nine months ended September 30, 2016, the Company recorded $23,141 as in kind contribution of services provided by President and Vice President of the Company (See Note 9).

(C) Warrants

The following tables summarize all warrant grants for the nine months ended September 30, 2016 and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2015	484,680	$2.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2016	484,680	$2.50
Warrants exercisable at September 30, 2016	484,680	$2.50

484,680 of the total warrants outstanding are fully vested, exercisable and non-forfeitable.

NOTE 8	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement. During the nine months ended September 30, 2016 and 2015 the Company paid $72,000 and $72,000, respectively, in consulting fees under the agreement (See Note 9).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. For the nine months ended September 30, 2016, the Company had a rent expense of $4,500 (See Note 9).

NOTE 9	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement (see Note 8(A)). . During the nine months ended September 30, 2016 and 2015 the Company paid $72,000 and $72,000, respectively, in consulting fees under the agreement.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. For the nine months ended September 30, 2016, the Company had a rent expense of $4,500 (See Note 8(B)).

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

During the nine months ended September 30, 2016 officers paid an aggregate $7,210in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 5).

For the nine months ended September 30, 2016, the Company recorded $23,141 as in kind contribution of services provided by President and Vice President of the Company (See Note 7(B)).

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 7(B)).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 10	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $72,985, has an accumulated deficit of $416,862 and has a net loss of $162,517 for the nine months ended September 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the quarter ending September 30, 2016, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  Events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2016 as we continue to revise our menu and marketing plan to the local taste.

Results of Operations - Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

We generated revenue of $16,176 and $0 for the three months ended September 30, 2016 and 2015, respectively. The increase in revenue is mainly attributed to the increase of our sales. The total cost and expenses was $61,764 for the three months ended September 30, 2016, compared to $40,246 for the three months ended September 30, 2015. We incurred loss from operations of $47,953 and $40,396 for the three months ended September 30, 2016 and 2015, respectively. The increase of $7,557 is mainly attributed to the increase in our cost related to interest expense, professional fees, and general and administrative expenses.

We generated revenue of $58,717 and $0 for the nine months ended September 30, 2016 and 2015, respectively. The increase in revenue is mainly attributed to the increase of our sales. The total cost and expenses was $215,465 for the nine months ended September 30, 2016, compared to $132,825 for the nine months ended September 30, 2015. We incurred loss from operations of $162,517 and $133,050 for the nine months ended September 30, 2016 and 2015, respectively. The increase of $29,467 is mainly attributed to the increase in our cost related to interest expense, professional fees, and general and administrative expenses.

Due to the described factors above, we had a net loss of $162,517 and $133,050 for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had total assets of $37,524, mainly in leasehold improvements and total current assets of $8,814, mainly in cash and inventory. Our liabilities as of September 30, 2016 were $214,135, which comprised of $90,654 in accounts payable and accrued expenses, $10,481 due to certain officers, $2,000 in note payable due to a related party and $111,000 in note payable. As of September 30, 2016, we had a working capital deficit of $205,321.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2016:

For the Nine Months ended September 30, 2016
Net Cash (Used in) Operating Activities	$(72,983)
Net Cash used in Investing Activities	-
Net Cash Provided by Financing Activities	$78,210
Net Increase in Cash and Cash Equivalents	$5,227

For the nine months ended September 30, 2016, we had used cash of $72,983 for operating activities and financing activities provided $78,210. We had a net increase of $5,227 for the nine months ended September 30, 2016.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $72,983, has a net loss of $162,517 for the nine months ended September 30, 2016, and an accumulated deficit of $416,862 as of September 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Date: November 14, 2016

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

