Form 10-K
period 2016-12-31
HOMETOWN INTERNATIONAL, INC.
filed 2017-03-30
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of March 30, 2017, the number of shares of common stock of the registrant outstanding is 5,242,340, par value $0.0001 per share.

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

PART I

ITEM 1.      BUSINESS.

Overview

Hometown International, Inc. (the "Company”) was incorporated on May 19, 2014 under the laws of the State of Nevada. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate delicatessen stores that feature “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The stores are designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first unit is planned to be built in Paulsboro, New Jersey.

On January 18, 2014, Your Hometown Deli was formed under the laws of State of New Jersey. On May 29, 2014, Your Hometown Deli entered into a Membership Interest Purchase Agreement with the Company and is now a wholly-owned subsidiary of our Company. We introduced the delicatessen concept under the Your Hometown Deli brand name. Based on the Paulsboro unit’s performance, we may consider expanding the concept to other communities throughout the United States.

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

We have begun generating revenue from the sales of our food and beverage since our soft opening in mid-October, 2015. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this quarterly report and used cash in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

During the quarter ending December 31, 2016, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  Events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2017 as we continue to revise our menu and marketing plan to the local taste.

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

Location

The Company’s first location is in Paulsboro, a borough in Gloucester County, New Jersey that was founded in 1904. Paulsboro is located directly across the Delaware River from the city of Philadelphia and the Philadelphia airport. Your Hometown Deli is located on a property in the commercial area of downtown Paulsboro that has two buildings. The front building is the location of the new Your Hometown Deli as well as the local Conrail offices. The rear building is used throughout the week as a practice facility by the local wrestling club and other sports groups. Paulsboro has a national reputation for its wrestling activities and one of the Company’s founders is a leader in the sport of wrestling.

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

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Although our Common Stock is not listed on a public exchange, we filed to obtain a quotation on the OTCQB. In order to be quoted on the OTCQB, a market maker must file an application on our behalf in order to make a market for our Common Stock. As of the date of this annual, we have engaged with a market maker to file an application with FINRA to have our Common Stock quoted on the OTCQB. However, there can be no assurance that the application for quotation will be approved by FINRA, or, if quoted, that a public market will materialize.

Holders

As of March 30, 2017, we had approximately 35 holders of our common stock.

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

None.

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

As of the date of this annual report, we have begun generating revenue from the sales of our food and beverage since our soft opening in mid-October, 2015. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this annual report and used cash in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

During the year ended December 31, 2016, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  Events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2017 as we continue to revise our menu and marketing plan to the local taste.

As reflected in the financial statements, the Company used cash in operations of $78,539 and has a net loss of $189,796 for the fiscal year ended December 31, 2016. These factors raise substantial doubt from our auditor about our ability to continue as a going concern as of December 31, 2016. It is, however, our belief that the completion of the above described offering will provide our Company with sufficient capital resource to continue our business for the next twelve (12) months. We have also begun generating revenue since our soft opening in mid-October, 2015. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to our company.

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

Results of Operations

For the years ended December 31, 2016 and December 31, 2015

Comparison for the Fiscal Year Ended December 31, 2016 and 2015

We generated $76,213 and $27,055 in revenue for the fiscal year ended December 31, 2016 and 2015 respectively. We incurred operating expenses of $256,830 and $218,139 for the fiscal year ended December 31, 2016 and 2015, respectively. Our operating expenses for the fiscal year ended December 31, 2016 consists of consulting fees to a related party of $80,000, professional fees of $39,055 and general and administrative expenses of $55,474 compared to consulting fees to a related party of $96,000, professional fees of $47,310 and general and administrative expenses of $45,717, for the fiscal year ended December 31, 2015. We had a net loss of $189,796 for the fiscal year ended December 31, 2016, compared to net loss of $192,028 for the fiscal year ended December 31, 2015.

Liquidity and Capital Resources

For the years ended December 31, 2016 and December 31, 2015

As of December 31, 2016, we had total assets of $32,862 and $229,038 in liabilities, respectively. Thus, we had a total stockholders’ deficit of $196,176 as of December 31, 2016.

As of December 31, 2016, we had a cash balance of $3,845. Operating activities used $78,539 in cash for the fiscal year ended December 31, 2016. Investing activities used $1,068 in cash for the fiscal year ended December 31, 2016. Financing activities during the fiscal year ended December 31, 2016 provided $80,992 in cash, which is from $71,000 in proceeds from notes payable and $9,992 of shareholder advances.

As of December 31, 2015, we had total assets of $37,892 and $75,127 in liabilities, respectively. Thus, we had a total stockholders’ deficit of $37,235 as of December 31, 2015.

As of December 31, 2015, we had a cash balance of $2,460. Operating activities used $137,434 in cash for the fiscal year ended December 31, 2015. Investing activities used $24,348 in cash for the fiscal year ended December 31, 2015. Financing activities during the fiscal year ended December 31, 2015 provided $150,771 in cash, which from $107,500 in proceeds from the sale of our stock, $40,000 of notes payable and $3,271 of shareholder advances.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to continue generating positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this annual report, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2017. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Contractual Obligations

On August 1, 2014, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC where Beth Floyd is a part time employee, to receive administrative and other miscellaneous services. The consulting agreement covers all of the back office services provided for the Company and additionally all of the work necessary to complete this annual report filings and other work necessary to keep the Company compliance with the SEC. The Company is required to pay $8,000 a month. The agreement was cancelled in November, 2016.

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

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Hometown International, Inc.

We have audited the accompanying consolidated balance sheets of Hometown International, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hometown International, Inc. and Subsidiary as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a net loss of $189,796, a working capital deficit of $224,155 and used cash in operations of $78,539 for the year ended December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 30, 2017

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$3,845	$2,460
Inventory	1,038	1,395
Total Current Assets	4,883	3,855

Leasehold improvements and equipment, net	27,979	34,037

Total Assets	$32,862	$37,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Loans payable - related party Accounts payable and accrued expenses	$102,775	$29,856
Due to Officers - related parties	13,263	3,271
Note payable - related party	2,000	2,000
Note payable	111,000	40,000
	-
Total Liabilities	229,038	75,127

Commitments and Contingencies (See Note 7)

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,242,340 issued and outstanding, respectively	524	524
Additional paid-in capital	247,441	216,586
Accumulated deficit	(444,141)	(254,345)

Total Stockholders' Deficit	(196,176)	(37,235)

Total Liabilities and Stockholders' Deficit	$32,862	$37,892

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015

Sales	$76,213	$27,055

Costs and Expenses
Food, beverage and supplies	50,353	20,075
Labor	14,127	4,985
Direct operating and occupancy	10,695	2,582
Depreciation	7,126	1,470
Consulting	80,000	96,000
Professional fees	39,055	47,310
General and administrative	55,474	45,717

Total cost and expenses	256,830	218,139

Loss from Operations	(180,617)	(191,084)

Other Expenses
Interest Expense	(9,179)	(944)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(189,796)	(192,028)

Provision for Income Taxes	-	-

NET LOSS	$(189,796)	$(192,028)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,242,340	5,197,644

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Deficit

For the years ended December 31, 2016 and 2015

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2014	5,099,002	$510	$78,243	$(62,317)	$16,436

Common stock issued for cash, net of stock offering cost ($0.75 / per share)	143,338	14	107,486	-	107,500

In kind contribution of services	-	-	30,857	-	30,857

Net loss for the year ended December 31, 2015	-	-	-	(192,028)	(192,028)

Balance, December 31, 2015	5,242,340	524	216,586	(254,345)	(37,235)

In kind contribution of services	-	-	30,855	-	30,855

Net loss for the year ended December 31, 2016	-	-	-	(189,796)	(189,796)

Balance, December 31, 2016	5,242,340	$524	$247,441	$(444,141)	$(196,176)

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net Loss	$(189,796)	$(192,028)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	-	2,500
In-kind contribution of services	30,855	30,857
Depreciation expense	7,126	1,470
Changes in operating assets and liabilities:
Decrease in inventory	357	(1,395)
Increase in accounts payable and accrued expenses	72,919	21,162
Net Cash Used In Operating Activities	(78,539)	(137,434)

Cash Flows From Investing Activities:
Payments for leasehold improvements and equipment	(1,068)	(24,348)
Net Cash Used In Investing Activities	(1,068)	(24,348)

Cash Flows From Financing Activities:
Advances from related parties	9,992	3,271
Proceeds from note payable	71,000	40,000
Proceeds from issuance of common stock, net of stock offering costs	-	107,500
Net Cash Provided by Financing Activities	80,992	150,771

Net Increase (Decrease) in Cash	1,385	(11,011)

Cash at Beginning of Period	2,460	13,471

Cash at End of Period	$3,845	$2,460

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 and 2015

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

The Company’s accounting year end is December 31, 2016 which was the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying December 31, 2016 and 2015, consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 484,680 and 484,680 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended December 31, 2016 and 2015, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 and 2015

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

The Company's income tax expense differed from the statutory rates (federal 34% and state 9%) as follows:

	December 31, 2016	December 31, 2015

Expected tax expense (benefit) - Federal	$(57,238)	$(59,413)
Expected tax expense (benefit) - State	(16,650)	(17,283)
Non-deductible expenses	12,343	12,407
Change in valuation allowance	61,545	64,289
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Bad debt expense	$-	$(999)
Net operating loss carryforwards	143,043	(80,500)
Total deferred tax assets	(143,043)	81,499
Less: valuation allowance	143,043	(81,499)
Net deferred tax asset recorded	$-	$-

As of December 31, 2016 and 2015, the Company has a net operating loss carry forward of approximately $357,800 and $201,200 available to offset future taxable income through December 31, 2036. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2036.

The net change in the valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $61,545 and $64,289, respectively.

The company’s federal income tax returns for the years 2014-2016 remain subject to examination by the Internal Revenue Service through 2019.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 and 2015

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

AS OF DECEMBER 31, 2016 and 2015

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

AS OF DECEMBER 31, 2016 and 2015

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

AS OF DECEMBER 31, 2016 and 2015

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $1,038.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in consulting and general and administrative expenses and totaled $1,416 and $0 for the years ended December 31, 2016 and 2015, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at December 31, 2016 and December 31, 2015:

	2016	2015
Leasehold Improvements	33,455	33,457
Equipment	3,120	2,050
Leasehold Improvements and Equipment	36,575	35,507
Less: Accumulated Depreciation	(8,596)	(1,470)
Leasehold Improvements and Equipment, Net	$27,979	$34,037

Depreciation expense was $7,126 and $1,470 for the years ended December 31, 2016 and 2015, respectively. The store was opened on October 14, 2015.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the years ended December 31, 2016 and 2015, certain officers paid an aggregate $13,263 in expenses on Company’s behalf as an advance. The advances are non-interest bearing, unsecured and was due on demand. (See Note 8)

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 and 2015

NOTE 5	NOTE PAYABLE

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of December 31, 2016 the Company accrued $915 in interest expense.

On March 21, 2016, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2016 the Company accrued $1,610 in interest expense.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017. As of December 31, 2016 the Company accrued $980 in interest expense.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of December 31, 2016 the Company accrued $144 in interest expense.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31, 2016. As of December 31, 2016 the Company accrued $599 in interest expense. The note is currently in default.

On November 9, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of December 31, 2016 Company accrued $2,346 in interest expense. The note is currently in default.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of December 31, 2016 the Company accrued $2,388 in interest expense. The note is currently in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

During the year ended December 31, 2015, the Company issued 143,338 units of common stock for $107,500 ($0.75/unit). Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 143,338 shares of common stock and 286,676 warrants to purchase common stock at an exercise price of $2.50 per share or immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average price of $3 per share or greater. The warrants expire on July 31, 2017.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 and 2015

(B) In kind contribution of services

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Warrants

The following tables summarize all warrant grants for the years ended December 31, 2016 and 2015, respectively, and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2014	198,004	2.50

Granted	286,676	2.50
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2015	484,680	$2.50

Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2016	484,680	$2.50
Warrants exercisable at December 31, 2016	484,680	$2.50

As of December 31, 2016 and 2015, 484,680 and 484,680, respectively, of the total warrants outstanding are fully vested, exercisable and non-forfeitable. The warrants expire on July 31, 2017.

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016. During the year ended December 31, 2016 and 2015 the Company paid $80,000 and $96,000, respectively, in consulting fees under the agreement (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 and 2015

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. For the year ended December 31, 2016, the Company had a rent expense of $6,000 (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016, (see Note 8(A)). During the years ended December 31, 2016 and 2015 the Company paid $80,000 and $96,000, respectively, in consulting fees under the agreement.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. For the year ended December 31, 2016, the Company had a rent expense of $6,000 (See Note 7(B)).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

On November 21, 2014, the Company received an unsecured promissory note from a related party in exchange for $2,500. Pursuant to the terms of the note, the note is non-interest bearing and due on demand. The Company recorded an allowance for doubtful accounts of $2,500 at December 31, 2015 for this note

During the year ended December 31, 2016, officers paid $9,992 in expenses on the Company’s behalf as an advance. The advances are non-interest bearing, unsecured and was due on demand (See Note 4).

During the year ended December 31, 2015, officers paid $3,271 in expenses on the Company’s behalf as an advance. The advances are non-interest bearing, unsecured and was due on demand (See Note 4).

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

For the year ended December 31, 2015, the Company recorded $30,857 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 and 2015

NOTE 9	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $78,539, a working capital deficit of $224,155 and has a net loss of $189,796 for the year ended December 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENTS

On January 19, 2017, the Company entered into an unsecured promissory note in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018.

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2016 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2016 for the material weaknesses describe as follows: (i) lack of an independent board of directors and (ii) our accounting personnel lack U.S. GAAP expertise.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of officers and directors as of March 30, 2017. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Paul F. Morina	58	President, Chief Executive Officer, Chief Financial Officer and Director
Christine T. Lindenmuth	41	Vice President and Director
Beth Floyd	34	Secretary

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Common Stock as of March 30, 2017 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Paul F. Morina, President, CEO, CFO & Director	2,500,000	47.69%
Christine T. Lindenmuth, Vice President	2,500,000	47.69%
Beth Floyd, Secretary	0	0%

All Executive Officers and Directors as a group (1 person)	5,000,000	95.38%
5% Beneficial Owners: None

(1)	Based on 5,242,340 shares of Common Stock outstanding as of March 30, 2017.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group LLC, for which our President is a member of, for its store space at a monthly rate of $500. The amount of rent was determined by current market rate for retail space in the area and discounted slightly because the tenants would be financing most of the leasehold improvements. As of the date hereof, the operating lease agreement has been fully executed but Mantua has granted the Company an extension to start paying rent starting on January 1, 2016. $6,000 of rent expense was recorded for the year ended December 31, 2016.

On August 1, 2014, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC where Beth Floyd is a part time employee, to receive administrative and other miscellaneous services. The consulting agreement covers all of the back office services provided for the Company and additionally all of the work necessary to complete company filings as a public company and other work necessary to keep the Company compliance with the SEC. The Company is required to pay $8,000 a month which was determined by current market rate of consultant in the area with similar background and experience in the fast-food business. The agreement is to remain in effect unless either party desires to cancel the agreement During the years ended December 31, 2016 and 2015 the Company paid $80,000 and $96,000, respectively, in consulting fees under the agreement. The agreement was terminated in November, 2016.

On November 9, 2015, the Company received an unsecured promissory note from Layla Moavenzadeh, a related party, in exchange for $20,000. Pursuant to terms of the note, the note is bearing an interest at 10% and due on November 9, 2016. The Company is currently in default.

On November 12, 2015, the Company received an unsecured promissory note from Peter Coker, a related party, in exchange for $20,000. Pursuant to terms of the note, the note is bearing an interest at 10% and due on November 12, 2016. The Company is currently in default.

During the year ended December 31, 2016, Paul F. Morina and Christine T. Lindenmuth, both of whom are officers of the Company, paid an aggregate of $9,992 in expenses on the Company’s behalf. The amounts are recorded as advances from the officers. The advances are non-interest bearing, unsecured and due on demand.

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $30,942 and $16,996 for the fiscal year ended December 31, 2016 and 2015, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed $0 and $450, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Membership Interest Purchase Agreement dated May 29, 2014 among Paul F. Morina, Christine Lindenmuth and the Company (1)
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (3)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (4)
21.1	List of Subsidiary (1)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on June 8, 2015.
(2)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on August 31, 2015.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on October 19, 2015.
(4)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on January 4, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN INTERNATIONAL, INC.

Date: March 30, 2017	By:	/s/ Paul F. Morina
Paul F. Morina
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul F. Morina	President, Chief Executive Officer,	March 30, 2017
Paul F. Morina	Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Christine Lindenmuth	Director	March 30, 2017
Christine Lindenmuth

Signature	Title	Date

/s/ Beth Floyd	Secretary	March 30, 2017
Beth Flyod

