Form 10-Q
period 2017-03-31
HOMETOWN INTERNATIONAL, INC.
filed 2017-05-15
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2017

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer, or an emerging growth company filer, See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 15, 2017, the registrant had 5,242,340 shares of its common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three Months Ended March 31, 2017 and 2016

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$12,624	$3,845
Inventory	1,081	1,038
Total Current Assets	13,705	4,883

Leasehold improvements and equipment, net	26,175	27,979

Total Assets	$39,880	$32,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Loans payable - related party Accounts payable and accrued expenses	$107,317	$102,775
Due to Officers - related parties	14,281	13,263
Note payable - related party	2,000	2,000
Note payable	136,000	111,000
	-
Total Liabilities	259,598	229,038

Commitments and Contingencies (See Note 7)

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,242,340 issued and outstanding, respectively	524	524
Additional paid-in capital	255,155	247,441
Accumulated deficit	(475,397)	(444,141)

Total Stockholders' Deficit	(219,718)	(196,176)

Total Liabilities and Stockholders' Deficit	$39,880	$32,862

See accompanying notes to condensed consolidated unaudited financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016

Sales	$16,115	$20,810
		-
Costs and Expenses
Food, beverage and supplies	10,427	13,391
Labor	1,899	4,647
Direct operating and occupancy	2,542	2,469
Depreciation	1,804	1,811
Consulting	-	24,000
Professional fees	16,033	8,398
General and administrative	11,102	12,590

Total cost and expenses	43,807	67,306

Loss from Operations	(27,692)	(46,496)

Other Expenses
Interest Expense	(3,564)	(1,355)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(31,256)	(47,851)

Provision for Income Taxes	-	-

NET LOSS	$(31,256)	$(47,851)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,242,340	5,242,340

See accompanying notes to condensed consolidated unaudited financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the three months ended March 31, 2017

(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2016	5,242,340	$524	$247,441	$(444,141)	$(196,176)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended March 31, 2017	-	-	-	(31,256)	(31,256)

Balance, March 31, 2017	5,242,340	$524	$255,155	$(475,397)	$(219,718)

See accompanying notes to condensed consolidated unaudited financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net Loss	$(31,256)	$(47,851)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,714	7,714
Depreciation expense	1,804	1,811
Changes in operating assets and liabilities:
Decrease in inventory	(43)	156
Increase in accounts payable and accrued expenses	4,542	4,879
Net Cash Used In Operating Activities	(17,239)	(33,291)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related parties	1,018	1,520
Proceeds from note payable	25,000	40,000
Net Cash Provided by Financing Activities	26,018	41,520

Net Increase in Cash	8,779	8,229

Cash at Beginning of Period	3,845	2,460

Cash at End of Period	$12,624	$10,689

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statement

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017.

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

On January 18, 2014, Your Hometown Deli, LLC. was formed under the laws of the State of New Jersey. On May 29, 2014, Your Hometown Deli, LLC, entered into a Membership Interest Purchase Agreement with Hometown International, Inc. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of Hometown International, Inc. with Your Hometown Deli, LLC, as the accounting acquirer). The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 5,000,000 shares issued to the shareholder of Your Hometown Deli, LLC., in conjunction with the share exchange transaction has been presented as outstanding for all periods.

The Company’s accounting year end is December 31, which was the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying March 31, 2017 and 2016, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 484,680 and 484,680 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended March 31, 2017 and 2016, respectively.

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

The company’s federal income tax returns for the years ended December 31, 2016 and 2015 remain subject to examination by the Internal Revenue Service through 2019.

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

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $1,081.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in consulting and general and administrative expenses and totaled $126 and $75 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at March 31, 2017 and December 31, 2016:

	March 31,	December, 31
	2017	2016
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(10,400)	(8,596)
Leasehold Improvements and Equipment, Net	$26,175	$27,979

Depreciation expense was $1,804 and $1,811 for the three months ended March 31, 2017 and 2016, respectively. The store was opened on October 14, 2015.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the three months ended March 31, 2017 certain officers paid an aggregate $1,018 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 8)

During the year ended December 31, 2016, certain officers paid an aggregate $13,263 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 8)

NOTE 5	NOTE PAYABLE

On January 19, 2017, the Company entered into an unsecured promissory note in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of March 31, 2017 the Company accrued $100 in interest expense.

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of March 31, 2017 the Company accrued $55 in interest expense.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of March 31, 2017 the Company accrued $1,568 in interest expense.

On March 21, 2016, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2017 the Company accrued $2,155 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017. As of March 31, 2017 the Company accrued $1,307 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of March 31, 2017 the Company accrued $185 in interest expense.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31. 2016. Effective, January 1, 2017 the note was amended and is bearing 10% interest on the outstanding balance. If the note is not repaid by November 1, 2017 the interest will increase by an additional 4%. As of March 31, 2017 the Company accrued $866 in interest expense. The note is currently in default. On April 4, 2017, the Company repaid $10,909 in outstanding balance and accrued interest.

On November 9, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of March 31, 2017 Company accrued $2,910 in interest expense. The note is currently in default.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of March 31, 2017 the Company accrued $2,939 in interest expense. The note is currently is in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the three months ended March 31, 2017, the Company recorded $7,714 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Warrants

The following tables summarize all warrant grants for the three months ended March 31, 2017, respectively, and the related changes during the period are presented below.

Balance at December 31, 2016	484,680	$2.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2017	484,680	$2.50
Warrants exercisable at March 31, 2017	484,680	$2.50

484,680 of the total warrants outstanding are fully vested, exercisable and non-forfeitable.

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016. During the three months ended March 31, 2017 and 2016 the Company paid $0 and $24,000, respectively, in consulting fees under the agreement (See Note 8).

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. For the three months ended March 31, 2016, the Company had a rent expense of $1,500 (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016, (see Note 7(A)). During the three months ended March 31, 2017 and 2016 the Company paid $0 and $24,000, respectively, in consulting fees under the agreement (See Note 7 (A)).

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment is due January 1, 2016. For the three months ended March 31, 2016, the Company had a rent expense of $1,500 (See Note 7(B)).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

During the three months ended March 31, 2017 certain officers paid an aggregate $1,018 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 4)

During the year ended December 31, 2016 officers paid an aggregate $13,263 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

For the three months ended March 31, 2017, the Company recorded $7,714 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $17,239 an accumulated deficit of $475,397 and has a net loss of $31,256 for the three months ended March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENT

On April 4, 2017, the Company repaid $10,909 in outstanding balance and accrued interest on a note dated January 11, 2016. The note was fully repaid and the remaining balance is $0.

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

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

During the quarter ending March 31, 2017, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  Events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2017 as we continue to revise our menu and marketing plan to the local taste.

Results of Operations - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We generated revenue of $16,155 and $20,810 for the three months ended March 31, 2017 and 2016, respectively. The decrease in revenue is mainly attributed to reduced hours of operations. The total cost and expenses was $43,807 for the three months ended March 31, 2017, compared to $67,306 for the three months ended March 31, 2016. The decrease of $23,499 is mainly attributed to the lack of consulting fees.

We had a net loss of $31,256 and $47,851 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had a total current asset of $39,880, mainly in leasehold improvements and equipment and cash. Our liabilities as of March 31, 2017 were $259,598, which comprised of $107,317 in accounts payable and accrued expenses, $14,281 due to certain officers, $2,000 in note payable due to a related party and $136,000 in note payable. As of March 31, 2017, we had a working capital deficit of $219,718. As of December 31, 2016, we had a total current asset of $32,862, mainly in leasehold improvements and equipment, inventory and cash. Our liabilities as of December 31, 2016 were $229,038, which comprised of $102,775 in accounts payable and accrued expenses, $13,263 due to certain officers, $2,000 in note payable due to a related party and $111,000 in note payable. As of December 31, 2016, we had a working capital deficit of $196,176.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Net Cash (Used in) Operating Activities	$(17,239)	$(33,291)
Net Cash used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$26,018	$41,520
Net Increase in Cash and Cash Equivalents	$8,779	$8,229

For the three months ended March 31, 2017, we had used cash of $17,239 for operating activities and financing activities provided $26,018. We had a net increase of $8,779 for the three months ended March 31, 2017. For the three months ended March 31, 2016, we had used cash of $33,291 for operating activities and financing activities provided $41,520. We had a net increase of $8,229 for the three months ended March 31, 2016.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $17,239 an accumulated deficit of $475,397 and has a net loss of $31,256 for the three months ended March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 1A. Risk Factors.

Not required for emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on June 8, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

