Form 10-Q
period 2017-06-30
HOMETOWN INTERNATIONAL, INC.
filed 2017-08-18
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2017

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

Yes  ☐  No ☒

As of August 1, 2017, the registrant had 5,242,340 shares of its common stock issued and outstanding, respectively.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Six Months Ended June 30, 2017 and 2016

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2017	December 31, 2016
	(Unaudited)

Current Assets
Cash	$1,311	$3,845
Inventory	889	1,038
Total Current Assets	2,200	4,883

Leasehold improvements and equipment, net	24,351	27,979

Total Assets	$26,551	$32,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$116,032	$102,775
Due to Officers - related parties	17,871	13,263
Note payable - related party	2,000	2,000
Note payable	126,000	111,000
	—
Total Liabilities	261,903	229,038

Commitments and Contingencies (See Note 7)

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,242,340 issued and outstanding, respectively	524	524
Additional paid-in capital	262,869	247,441
Accumulated deficit	(498,745)	(444,141)

Total Stockholders’ Deficit	(235,352)	(196,176)

Total Liabilities and Stockholders’ Deficit	$26,551	$32,862

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Sales	$13,824	$21,731	$29,939	$42,541
		—		—
Costs and Expenses
Food, beverage and supplies	9,222	13,227	19,649	26,618
Labor	629	4,062	2,528	8,709
Direct operating and occupancy	2,873	3,750	5,415	6,219
Depreciation	1,823	1,721	3,627	3,532
Consulting	—	24,000	—	48,000
Professional fees	6,681	22,572	22,714	30,970
General and administrative	12,046	17,063	23,148	29,653

Total cost and expenses	33,274	86,395	77,081	153,701

Loss from Operations	(19,450)	(64,664)	(47,142)	(111,160)

Other Expenses
Interest Expense	(3,898)	(2,049)	(7,462)	(3,404)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(23,348)	(66,713)	(54,604)	(114,564)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(23,348)	$(66,713)	$(54,604)	$(114,564)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,242,340	5,242,340	5,242,340	5,242,340

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the six months ended June 30, 2017

(Unaudited)

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2016	5,242,340	$524	$247,441	$(444,141)	$(196,176)

In kind contribution of services	—	—	15,428	—	15,428

Net loss for the six months ended June 30, 2017	—	—	—	(54,604)	(54,604)

Balance, June 30, 2017	5,242,340	$524	$262,869	$(498,745)	$(235,352)

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net Loss	$(54,604)	$(114,564)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,428	15,428
Depreciation expense	3,628	3,532
Changes in operating assets and liabilities:
Decrease in inventory	149	247
Increase in accounts payable and accrued expenses	13,257	53,860
Net Cash Used In Operating Activities	(22,142)	(41,497)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Advances from related parties	4,608	3,058
Repayment of note payable	(10,000)	—
Proceeds from note payable	25,000	46,000
Net Cash Provided by Financing Activities	19,608	49,058

Net Increase (Decrease) in Cash	(2,534)	7,561

Cash at Beginning of Period	3,845	2,460

Cash at End of Period	$1,311	$10,021

Supplemental disclosure of cash flow information:

Cash paid for interest	$909	$—
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated unaudited financial statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Hometown International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 19, 2014. The Company is the originator of a new “Delicatessen” concept (“Your Hometown Deli”). The Company intends that its delicatessens will feature “home-style” sandwiches and other entrees in a casual friendly atmosphere. Hometown Delis are designed to be comfortable community gathering places for guests of all ages.

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

(B) Principles of Consolidation

The accompanying June 30, 2017 and 2016, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 484,680 and 484,680 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and six months ended June 30, 2017 and 2016, respectively.

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

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Statements,” which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Consolidated Financial Statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $889.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in consulting and general and administrative expenses and totaled $184 and $824 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December, 31 2016
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(12,224)	(8,596)
Leasehold Improvements and Equipment, Net	$24,351	$27,979

Depreciation expense was $3,628 and $3,532 for the six months ended June 30, 2017 and 2016, respectively. The store was opened on October 14, 2015.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand .

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the six months ended June 30, 2017, certain officers paid an aggregate $4,608 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 8)

During the year ended December 31, 2016, certain officers paid an aggregate $13,263 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 8)

NOTE 5	NOTE PAYABLE

On January 19, 2017, the Company entered into an unsecured promissory note in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of June 30, 2017 the Company accrued $229 in interest expense.

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of June 30, 2017 the Company accrued $560 in interest expense.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of June 30, 2017 the Company accrued $2,238 in interest expense.

On March 21, 2016, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2017 the Company accrued $2,713 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017. As of June 30, 2017 the Company accrued $1,643 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of June 30, 2017 the Company accrued $227 in interest expense.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31. 2016. Effective, January 1, 2017 the note was amended and is bearing 10% interest on the outstanding balance. If the note is not repaid by November 1, 2017 the interest will increase by an additional 4%. As of June 30, 2017 the Company accrued $909 in interest expense. On April 4, 2017, the Company repaid $10,909 in outstanding balance and accrued interest.

On November 9, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of June 30, 2017 Company accrued $3,486 in interest expense. The note is currently is in default.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of June 30, 2017 the Company accrued $3,518 in interest expense. The note is currently is in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the six months ended June 30, 2017, the Company recorded $15,428 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Warrants

The following tables summarize all warrant grants for the six months ended June 30, 2017, respectively, and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2016	484,680	$2.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2017	484,680	$2.50
Warrants exercisable at June 30, 2017	484,680	$2.50

484,680 of the total warrants outstanding are fully vested, exercisable and non-forfeitable.

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016. During the six months ended June 30, 2017 and 2016 the Company paid $0 and $48,000, respectively, in consulting fees under the agreement (See Note 8).

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the six months ended June 30, 2017, the Company had a rent expense of $3,000 (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016, (see Note 7(A)). During the six months ended June 30, 2017 and 2016 the Company paid $0 and $48,000, respectively, in consulting fees under the agreement (See Note 7 (A)).

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the six months ended June 30, 2017, the Company had a rent expense of $3,000 (See Note 7(B)).

During the six months ended June 30, 2017, certain officers paid an aggregate $4,608 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 4)

During the year ended December 31, 2016, officers paid an aggregate $13,263 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

For the six months ended June 30, 2017, the Company recorded $15,428 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $22,142 an accumulated deficit of $498,745 and has a net loss of $54,604 for the six months ended June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE10	SUBSEQUENT EVENT

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

US Dollars are denoted herein by “USD”, “$” and “dollars”.

Overview

Hometown International, Inc. (the “Company”) was incorporated on May 19, 2014 under the laws of the State of Nevada. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate delicatessen stores that feature “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The stores are designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first unit is planned to be built in Paulsboro, New Jersey.

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

The Company is the originator of a new “Delicatessen” concept called “Your Hometown Deli.” Your Hometown Delis plan to feature “home-style” sandwiches, food items, and groceries in a casual and friendly atmosphere. Your Hometown Delis are designed to be comfortable community gathering places for customers of all ages. The Company seeks to create an establishment that will appeal to local residents and commuting workers, conveniently offering high-quality products at fair prices. Targeted towards smaller towns and communities, the Company’s first location was opened in Paulsboro, New Jersey on October 14, 2015.

The Your Hometown Deli Concept

Your Hometown Deli is a delicatessen concept that will focus on providing high-quality food products not available in local supermarkets or take-out restaurants. The delicatessen concept has a worldwide history with the term first appearing in the English language in 1889. The word “delicatessen” originates in the German language and means “delicacies” or “fine foods.” Delicatessens vary throughout the world, but in the United States a delicatessen (or “deli”) is a small retail store that is a blend of a grocery and a fast-food restaurant.

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

During the quarter ending June 30, 2017, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus. Events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2017 as we continue to revise our menu and marketing plan to the local taste.

Results of Operations - Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

We generated revenue of $13,824 and $21,731 for the three months ended June 30, 2017 and 2016, respectively. The decrease in revenue is mainly attributed to reduced hours of operations. The total cost and expenses was $33,274 for the three months ended June 30, 2017, compared to $86,395 for the three months ended June 30, 2016. We incurred loss from operations of $19,450 and $64,664 for the three months ended June 30, 2017 and 2016, respectively. The decrease of $45,214 is mainly attributed to the lack of consulting fees.

We generated revenue of $29,939 and $42,541 for the six months ended June 30, 2017 and 2016, respectively. The decrease in revenue is mainly attributed to reduced hours of operations. The total cost and expenses was $77,081 for the six months ended June 30, 2017, compared to $153,701 for the six months ended June 30, 2016. We incurred loss from operations of $47,142 and $111,160 for the six months ended June 30, 2017 and 2016, respectively. The decrease of $64,018 is mainly attributed to the lack of consulting fees.

Due to the described factors above, we had a net loss of $54,604 and $114,564 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had a total current asset of $2,200, mainly in leasehold improvements and equipment and cash. Our liabilities as of June 30, 2017 were $261,903, which comprised of $116,032 in accounts payable and accrued expenses, $17,871 due to certain officers, $2,000 in note payable due to a related party and $126,000 in note payable. As of June 30, 2017, we had a working capital deficit of $259,703. As of December 31, 2016, we had a total current asset of $32,862, mainly in leasehold improvements and equipment, inventory and cash. Our liabilities as of December 31, 2016 were $229,038, which comprised of $102,775 in accounts payable and accrued expenses, $13,263 due to certain officers, $2,000 in note payable due to a related party and $111,000 in note payable. As of December 31, 2016, we had a working capital deficit of $196,176.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Net Cash (Used in) Operating Activities	$22,142	$(41,497)
Net Cash used in Investing Activities	—	$—
Net Cash Provided by Financing Activities	$19,608	$49,058
Net Increase (Decrease) in Cash and Cash Equivalents	($2,534)	$7,561

For the six months ended June 30, 2017, we had used cash of $22,142 for operating activities and financing activities provided $19,608. We had a net decrease of $2,534 for the six months ended June 30, 2017. For the six months ended June 30, 2016, we had used cash of $41,497 for operating activities and financing activities provided $49,058. We had a net increase of $7,561 for the six months ended June 30, 2016.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $22,142, has a net loss of $54,604 for the six months ended June 30, 2017, and an accumulated deficit of $498,745 as of June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1) Filed on June 8, 2015 as an Exhibit to the Draft Registration Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2017

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)