Form 10-Q
period 2017-09-30
HOMETOWN INTERNATIONAL, INC.
filed 2017-11-20
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2017

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

Yes ☐ No ☒

As of November 20, 2017, the registrant had 5,242,340 shares of its common stock issued and outstanding, respectively.

HOMETOWN INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Nine Months Ended September 30, 2017 and 2016

Hometown International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

As of September 30, 2017 (Unaudited) and December 31, 2016

(In U.S. Dollars)

Assets

	September 30, 2017 (Unaudited)	December 31, 2016
Current Assets
Cash	$1,257	$3,845
Inventory	905	1,038
Total Current Assets	2,162	4,883

Leasehold improvements and equipment, net	22,511	$27,979

Total Assets	$24,673	$32,862

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$128,122	$102,775
Due to Officers – related parties	21,866	13,263
Note payable – related party	3,460	2,000
Note Payable	128,608	111,000

Total Liabilities	282,056	229,038

Commitments and Contingencies (See Note 7)

Stockholders’ Deficit
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,242,340	524	524
Issued and outstanding, respectively
Additional paid-in capital	270,583	247,441
Accumulated deficit	(528,490)	(444,141)

Total Stockholders’ Deficit	(257,383)	(196,176)

Total Liabilities and Stockholders’ Deficit	$24,673	$32,862

See accompanying notes to condensed consolidated unaudited financial statements

Hometown International, Inc. and Subsidiary

Condensed Consolidated Statements of Operation

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2017	2016	2017	2016

Sales	$10,982	$16,176	$40,921	$58,717
		—		—
Costs and Expenses
Food, beverage, and supplies	8,467	11,282	28,116	37,900
Labor	269	2,930	2,797	11,639
Direct operating and occupancy	2,115	1,923	7,530	8,142
Depreciation	1,841	1,794	5,468	5,326
Consulting	—	24,000	—	72,000
Professional fees	10,081	5,429	32,795	36,399
General and administrative	13,956	14,406	37,104	44,059

Total cost and expenses	36,729	61,764	113,810	214,465

Loss from Operations	(25,747)	(45,588)	(72,889)	(156,748)

Other Expenses
Interest Expense	(3,998)	(2,365)	(11,460)	(5,769)

Loss from Operations Before Income Taxes	(29,745)	(47,953)	(84,349)	(162,517)

Provisions for Income Taxes	—	—	—	—

Net Loss	$(29,745)	$(47,953)	$(84,349)	$(162,517)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of shares outstanding during the period – Basic and Diluted	5,242,340	5,242,340	5,242,340	5,242,340

See accompanying notes to condensed consolidated unaudited financial statements

Hometown International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Cash Flows from Operating Activities
Net Loss	$(84,349)	$(162,517)
Adjustments to reconcile net loss to net cash used in operations
In –kind contribution of services	23,142	23,141
Depreciation expense	5,468	5,326
Changes in operating assets and liabilities:
Decrease in inventory	133	266
Increase in accounts payable and accrued expenses	25,347	60,799
Net Cash Used in Operating Activities	(30,259)	(72,985)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities
Advances from related parties	8,603	7,210
Repayment of note payable	(10,000)	—
Proceeds from note payable	27,608	71,000
Proceeds from note payable – related party	1,460	—
Net Cash Provided by Financing Activities	27,671	78,210

Net Increase (Decrease) in Cash	(2,588)	5,225

Cash at Beginning of Period	3,845	2,460

Cash at End of Period	$1,257	$7,685

Supplemental disclosures of cash flow information:

Cash paid for interest	$909	$—
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated unaudited financial statements

Hometown International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
As of September 30, 2017
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

(B) Principles of Consolidation

The accompanying September 30, 2017 and 2016, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 484,680 and 484,680 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended September 30, 2017 and 2016, respectively.

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

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $905.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in consulting and general and administrative expenses and totaled $184 and $1,118 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December, 31 2016
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(14,064)	(8,596)
Leasehold Improvements and Equipment, Net	$22,511	$27,979

Depreciation expense was $5,468 and $5,326 for the nine months ended September 30, 2017 and 2016, respectively. The store was opened on October 14, 2015.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018.

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018.

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the nine months ended September 30, 2017, certain officers paid an aggregate $8,603 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 8)

During the year ended December 31, 2016, certain officers paid an aggregate $13,263 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 8)

NOTE 5	NOTE PAYABLE

On January 19, 2017, the Company entered into an unsecured promissory note in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of September 30, 2017 the Company accrued $361 in interest expense.

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of September 30, 2017 the Company accrued $1,079 in interest expense.

On August 15, 2017, the Company entered into an unsecured promissory note in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of September 30, 2017 the Company accrued $33 in interest expense.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of September 30, 2017 the Company accrued $2,924 in interest expense. The note is currently in default.

On March 21, 2016, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2017 the Company accrued $3,286 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017. As of September 30, 2017 the Company accrued $1,986 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of September 30, 2017 the Company accrued $269 in interest expense.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31. 2016. Effective, January 1, 2017 the note was amended and is bearing 10% interest on the outstanding balance. If the note is not repaid by November 1, 2017 the interest will increase by an additional 4%. As of September 30, 2017 the Company accrued $909 in interest expense. On April 4, 2017, the Company repaid $10,909 in outstanding balance and accrued interest.

On November 9, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of September 30, 2017 Company accrued $4,078 in interest expense. The note is currently is in default.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of September 30, 2017 the Company accrued $4,111 in interest expense. The note is currently is in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the nine months ended September 30, 2017, the Company recorded $23,142 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Warrants

The following tables summarize all warrant grants for the nine months ended September 30, 2017, respectively, and the related changes during the period are presented below.

Balance at December 31, 2016	484,680	$2.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2017	484,680	$2.50
Warrants exercisable at September 30, 2017	484,680	$2.50

484,680 of the total warrants outstanding are fully vested, exercisable and non-forfeitable.

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016. During the nine months ended September 30, 2017 and 2016 the Company paid $0 and $72,000, respectively, in consulting fees under the agreement (See Note 8).

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the nine months ended September 30, 2017, the Company had a rent expense of $4,500 (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016, (see Note 7(A)). During the nine months ended September 30, 2017 and 2016 the Company paid $0 and $72,000, respectively, in consulting fees under the agreement (See Note 7 (A)).

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the nine months ended September 30, 2017, the Company had a rent expense of $4,500 (See Note 7(B)).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018.

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018.

During the nine months ended September 30, 2017, certain officers paid an aggregate $8,603 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. (See Note 4)

During the year ended December 31, 2016, officers paid an aggregate $13, 263 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

For the nine months ended September 30, 2017, the Company recorded $23,142 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $30,529 an accumulated deficit of $528,490 and has a net loss of $84,349 for the nine months ended September 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENT

On October 26, 2017, the Company entered into an unsecured promissory note in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018.

On November 15, 2017, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018.

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

During the quarter ending September 30, 2017, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus. Events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2017 as we continue to revise our menu and marketing plan to the local taste.

Results of Operations – Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2017

We generated revenue of $10,982 and $16,176 for the three-month ended September 30, 2017 and 2016, respectively. The decrease in revenue is mainly attributed to reduced hours of operations. The total cost and expenses was $36,729 for the three months ended September 30, 2017, compared to $61,764 for the three months ended September 30, 2016. We incurred loss from operations of $25,747 and $45,588 for the three months ended September 30, 2017 and 2016, respectively. The decrease of $19,841 is mainly attributed to the reduction of $24,000 of consulting fees.

We generated revenue of $40,921 and $58,717 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in revenue is mainly attributed to reduced hours of operations. The total cost and expenses was $113,810 for the nine months ended September 30, 2017, compared to $215,465 for the nine months ended September 30, 2016. We incurred loss from operations of $72,889 and $156,748 for the nine months ended September 30, 2017 and 2016, respectively. The decrease of $83,859 is mainly attributed to the reduction of $72,000 of consulting fees and reduced labor expenses.

Due to the described factors above, we had a net loss of $84,349 and $162,517 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had a total current asset of $2,162. Our liabilities as of September 30, 2017 were $282,056, which comprised of $128,122 in accounts payable and accrued expenses, $21,866 due to certain officers, $3,460 in note payable due to a related party and $128,608 in note payable. As of September 30, 2017, we had a working capital deficit of $257,383. As of December 31, 2016, we had a total current asset of $32,862, mainly in leasehold improvements and equipment, inventory and cash. Our liabilities as of December 31, 2016 were $229,038, which comprised of $102,775 in accounts payable and accrued expenses, $13,263 due to certain officers, $2,000 in note payable due to a related party and $111,000 in note payable. As of December 31, 2016, we had a working capital deficit of $196,176.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Net Cash (Used in) Operating Activities	($30,259)	($72,985)
Net Cash used in Investing Activities	—	—
Net Cash Provided by Financing Activities	$27,671	$78,210
Net Increase (Decrease) in Cash and Cash Equivalents	($2,588)	$5,225

For the nine months ended September 30, 2017, we had used cash of $30,259 for operating activities and financing activities provided $27,671. We had a net decrease of $2,588 for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, we had a used cash of $72,985 for operating activities and financing activities provided $78,210. We had a net increase of $5,225 for the nine months ended September 30, 2016.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $30,259, has a net loss of $84,349 for the nine months ended September 30, 2017, and an accumulated deficit of $528,490 as of September 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Date: November 20, 2017

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)