Form 10-K
period 2017-12-31
HOMETOWN INTERNATIONAL, INC.
filed 2018-03-28
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☐ Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is not ascertainable as there is no market for the common equity of the registrant.

As of March 28, 2018, the number of shares of common stock of the registrant outstanding is 5,235,340, par value $0.0001 per share.

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

Overview

Hometown International, Inc. (the “Company”) was incorporated on May 19, 2014 under the laws of the State of Nevada. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The store is designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first unit was built in Paulsboro, New Jersey.

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

The Company is the originator of a new “Delicatessen” concept called “Your Hometown Deli.” Your Hometown Delis features “home-style” sandwiches, food items, and groceries in a casual and friendly atmosphere. Your Hometown Delis are designed to be comfortable community gathering places for customers of all ages. The Company seeks to create an establishment that will appeal to local residents and commuting workers, conveniently offering high-quality products at fair prices. Targeted towards smaller towns and communities, the Company’s first location was opened in Paulsboro, New Jersey on October 14, 2015.

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

The Company’s Your Hometown Deli concept is patterned after traditional delicatessens, offering a wider and fresher menu than found at fast-food restaurants. Sandwiches and green salads are made fresh to order. Like many delis, Your Hometown Deli serves some hot foods kept on a steam table, similar to a cafeteria. In addition to ready-to-eat food, the Your Hometown Deli sells cold cuts by weight. A wide variety of beverages are also sold together with potato chips and similar products.

In addition to our food offering, newspapers, limited household items and small snack items, such as candy, cookies and chewing gums are planned to be available for purchase. Your Hometown Deli also provides take-out service and limited seating in the store.

We have begun generating revenue from the sales of our food and beverage since our soft opening in mid-October, 2015. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this annual report and used cash in operating activities for the year then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  We have attended events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2018 as we continue to revise our menu and marketing plan to the local taste.

Products

Your Hometown Deli provides sandwiches, soups, salads, deli meats/cheeses, hot/cold drinks, fresh breads/rolls and small retail items for cooking, baking, and home use. Salads include made-to-order green salads, prepared pasta, potato, chicken, or other variety of “wet” salads. Breakfast products include baked goods (breakfast pastries, bagels, toast), yogurt, and hot breakfast sandwiches. Fresh coffee, tea and other hot and cold beverages are also available for purchase.

Strategy

The Company’s business strategy is to create a food-centered social environment within the local community that offers higher-quality prepared food and ingredients than is typically found locally. The Company’s management believes that broader market trends and certain locality-specific attributes support this strategy. The average American eats out 4-5 times a week and according to the United States Department of Labor. Management of the Company believes the increased popularity of eating out in the United States is a social trend that is likely to continue in the future. In addition, if capital is available, management will select additional Your Hometown Deli locations that appear to support this strategy.

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

The borough of Paulsboro is undergoing a redevelopment phase from a petroleum products specialty port into an adaptable “OmniPort” able to handle a diversity of bulk, break bulk cargo and shipping containers. Studies completed in 2012 concluded that the port is well suited to become a center for the manufacturing, assembly, and transport of wind turbines and platforms for the development of Atlantic Wind Connection. The port is located approximately one mile from the site of the Your Hometown Deli. The Company’s management believes that hundreds of employees around the area will eventually pass the Your Hometown Deli, the only food establishment on the main commuter route to the Port.

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

Employees

The Company presently has four full-time employees apart from its officers and directors, Paul F. Morina, President and Christine T. Lindenmuth, Vice President. Both are currently working for the Company without any compensation. From time to time, the Company may hire more employees based on its business needs and these decisions will be made by the officers if and when appropriate.

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

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on products relating to our business except that we have a Facebook page. However, from time to time, we may apply for patents, trademarks or other registered intellectual property essential to the protection of our brand and success of our business.

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

ITEM 2.       PROPERTIES.

The Company’s principal executive office and mailing address is 25 E. Grant Street, Woodstown, NJ 08098. Our telephone number is (856) 759-9034.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group, LLC (“Mantua”), a related party, for the store space at 541A Mantua Ave, Paulsboro, NJ 08066 for a monthly rate of $500.

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

Holders

As of December 31, 2017, we had approximately 35 holders of common stock.

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

Overview

Incorporated on May 19, 2014 under the laws of the State of Nevada, Hometown International, Inc. is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The stores are designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first unit is located in Paulsboro, New Jersey.

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

In October 2015, we closed a Regulation D Rule 506 offering in which we offered up to 300,000 units (the “Units”), consisting of one (1) share of Common Stock and two (2) warrants each to purchase one (1) share of Common Stock at an exercise price of $2.50 per share. The Units were offered at a price of $0.75 per Unit and there was no minimum subscription requirement for the investors. Upon completion of the offering, we sold 242,340 Units. The warrants have expired as of December 31, 2017.

We began generating revenue from the sales of our food and beverage since our soft opening in mid-October, 2015. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this annual report and used cash in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

During the year ended December 31, 2017, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  We have attended events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue as we continue to revise our menu and marketing plan to the local taste.

As reflected in the financial statements, the Company used cash in operations of $47,660 and has a net loss of $104,595 and an accumulated deficit of $548,736 for the fiscal year ended December 31, 2017. These factors raise substantial doubt from our auditor about our ability to continue as a going concern as of December 31, 2017. We have begun generating revenue since our soft opening in mid-October, 2015. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company is currently evaluating the potential effects of the adoption of ASU 2016-15 on its Consolidated Financial Statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory, new deferred tax assets, and other liabilities for amounts not currently recognized under U.S. GAAP. Based on transactions up to December 31, 2017, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Results of Operations

For the years ended December 31, 2017 and December 31, 2016

Comparison for the Fiscal Year Ended December 31, 2017 and 2016

We generated $50,432 and $76,213 in revenue for the fiscal year ended December 31, 2017 and 2016, respectively. We incurred operating expenses of $139,239 and $256,830 for the fiscal year ended December 31, 2017 and 2016, respectively. Our operating expenses for the fiscal year ended December 31, 2017 consisted of food, beverage and supplies of $35,908, labor costs of $3,453, professional fees of $32,484 and general and administrative fees of $50,200, compared to food, beverage and supplies of $50,353, labor costs of $14,127, consulting fees of $80,000, professional fees of $39,055 and general and administrative expenses of $55,474 for the fiscal year ended December 31, 2016. We had a net loss of $104,595 for the fiscal year ended December 31, 2017 compared to net loss of $189,796 for the fiscal year ended December 31, 2016.

Liquidity and Capital Resources

For the years ended December 31, 2017 and December 31, 2016

As of December 31, 2017, we had total assets of $27,981 and $297,897 in liabilities, respectively. Thus, we had a total stockholders’ deficit of $269,916 as of December 31, 2017.

 As of December 31, 2017, we had a cash balance of $5,341. Operating activities used $47,660 in cash for the fiscal year ended December 31, 2017. Financing activities provided $49,156 in cash for the fiscal year ended December 31, 2017

As of December 31, 2016, we had total assets of $32,862 and $229,038 in liabilities, respectively. Thus, we had a total stockholders’ deficit of $196,176 as of December 31, 2016.

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

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to continue generating positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this annual report, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2018. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, we have no current arrangements to issue any securities. Also, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Contractual Obligations

On January 22, 2018, the Company executed a promissory note with Benchmark Capital, LLC (“Benchmark”) pursuant to which it is obligated to pay Benchmark $5,250 plus accrued interest at the rate of 6% on or before July 31, 2018. The note funded the repurchase by the Company of the 7,000 shares of common stock owned by Benchmark.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Hometown International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hometown International, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a net loss of approximately $104,600, a working capital deficit of approximately $290,000, and an accumulated deficit of approximately $548,700. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2015

Boynton Beach, Florida

March 28, 2018

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	December 31, 2017	December 31, 2016

Current Assets
Cash	$5,341	$3,845
Prepaid expenses	1,360	—
Inventory	612	1,038
Total Current Assets	7,313	4,883

Leasehold improvements and equipment, net	20,668	27,979

Total Assets	$27,981	$32,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$122,478	$102,775
Due to Officers - related party	24,951	13,263
Note payable - related party	69,468	42,000
Note payable	81,000	71,000

Total Liabilities	297,897	229,038

Commitments and Contingencies (See Note 7)	—	—

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 and 5,242,340 issued and outstanding, respectively	524	524
Additional paid-in capital	278,296	247,441
Accumulated deficit	(548,736)	(444,141)

Total Stockholders’ Deficit	(269,916)	(196,176)

Total Liabilities and Stockholders’ Deficit	$27,981	$32,862

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

Sales	$50,432	$76,213

Costs and Expenses
Food, beverage and supplies	35,908	50,353
Labor	3,453	14,127
Direct operating and occupancy	9,883	10,695
Depreciation	7,311	7,126
Consulting	—	80,000
Professional fees	32,484	39,055
General and administrative	50,200	55,474

Total cost and expenses	139,239	256,830

Loss from Operations	(88,807)	(180,617)

Other Expenses
Interest Expense	(15,788)	(9,179)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(104,595)	(189,796)

Provision for Income Taxes	—	—

NET LOSS	$(104,595)	$(189,796)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,242,340	5,242,340

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2017 and 2016

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2015	5,242,340	524	216,586	(254,345)	(37,235)

In kind contribution of services	—	—	30,855	—	30,855

Net loss for the year ended December 31, 2016	—	—	—	(189,796)	(189,796)

Balance, December 31, 2016	5,242,340	$524	$247,441	$(444,141)	$(196,176)

In kind contribution of services	—	—	30,855	—	30,855

Net loss for the year ended December 31, 2017	—	—	—	(104,595)	(104,595)

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net Loss	$(104,595)	$(189,796)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	30,855	30,855
Depreciation expense	7,311	7,126
Changes in operating assets and liabilities:
Decrease in inventory	426	357
Increase in prepaid expenses	(1,360)	—
Increase in accounts payable and accrued expenses	19,703	72,919
Net Cash Used In Operating Activities	(47,660)	(78,539)

Cash Flows From Investing Activities:
Payments for leasehold improvements and equipment	—	(1,068)
Net Cash Used In Investing Activities	—	(1,068)

Cash Flows From Financing Activities:
Proceeds from/due to officers	11,688	9,992
Repayment of note payable	(10,000)	—
Proceeds from note payable	20,000	51,000
Proceeds from note payable - related party	27,468	20,000
Net Cash Provided by Financing Activities	49,156	80,992

Net Increase in Cash	1,496	1,385

Cash at Beginning Year	3,845	2,460

Cash at End of Year	$5,341	$3,845

Supplemental disclosure of cash flow information:

Cash paid for interest	$909	$—
Cash paid for taxes	$—	$—

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

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

(B) Principles of Consolidation

The accompanying December 31, 2017 and 2016, consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of service and valuation of deferred tax assets. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 484,680 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for years ended December 31, 2017 and 2016, respectively.

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

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

The Company’s income tax expense differed from the statutory rates (federal 34% and state 9%) as follows:

	December 31, 2017	December 31, 2016

Expected tax expense (benefit) - Federal	$(19,988)	$(57,238)
Expected tax expense (benefit) - State	(9,414)	(16,650)
Non-deductible expenses	8,673	12,343
Change in valuation allowance	20,729	61,545
Actual tax expense (benefit)	$—	$—

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Bad debt expense	$—	$—
Net operating loss carryforwards	121,326	143,043
Total deferred tax assets	(121,326)	(143,043)
Less: valuation allowance	121,326	143,043
Net deferred tax asset recorded	$—	$—

As of December 31, 2017 and 2016, the Company has a net operating loss carry forward of approximately $431,610 and $357,800 available to offset future taxable income through December 31, 2037. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2037.

The net change in the valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $20,729 and $61,545, respectively.

The company’s federal income tax returns for the years 2015-2017 remain subject to examination by the Internal Revenue Service through 2021.

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

(G) Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue operating a delicatessen. Revenue from the operations of Company-owned delicatessen are recognized when sales occur.

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

As of December 31, 2017 and 2016

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

(J) Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year 2017 presentation.

(K) Recent Accounting Pronouncements

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company is currently evaluating the potential effects of the adoption of ASU 2016-15 on its Consolidated Financial Statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory, new deferred tax assets, and other liabilities for amounts not currently recognized under U.S. GAAP. Based on transactions up to December 31, 2017, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

(M) Inventories

Inventories consist of food and beverages, and are stated at cost of $612.

(N) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $184 and $1,416 for the years ended December 31, 2017 and 2016, respectively.

NOTE 2	LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following at December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(15,907)	(8,596)
Leasehold Improvements and Equipment, Net	$20,668	$27,979

Depreciation expense was $7,311 and $7,126 for the years ended December 31, 2017 and 2016, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. As of December 31, 2017 the Company accrued $6 in interest expense. Subsequently to the year end on January 11, 2018 this loan was repaid in full (See Note 8 and 10).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of December 31, 2017 the Company accrued $126 in interest expense (See Note 8).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of December 31, 2017 the Company accrued $63 in interest expense (See Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of December 31, 2017 the Company accrued $101 in interest expense (See Note 8).

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018 (See Note 8).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018 (See Note 8).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of December 31, 2017 the Company accrued $496 in interest expense. The note is currently in default (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2017 the Company accrued $3,873 in interest expense. The note is currently in default (See Note 8).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of December 31, 2017 Company accrued $4,685 in interest expense. The note is currently is in default (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. This note is outstanding as of December 31, 2017 (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the year ended December 31, 2017, certain officers paid an aggregate $11,688 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and is due on demand (See Note 8).

During the year ended December 31, 2016, certain officers paid an aggregate $13,263 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and is due on demand. This note is outstanding as of December 31, 2017 (See Note 8).

NOTE 5	NOTE PAYABLE

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of December 31, 2017 the Company accrued $11,610 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of December 31, 2017 the Company accrued $3,628 in interest expense. The note is currently in default.

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017. As of December 31, 2017 the Company accrued $2,339 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of December 31, 2017 the Company accrued $312 in interest expense. This note is outstanding as of December 31, 2017.

On January 11, 2016, the Company entered into an unsecured promissory note in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on December 31. 2016. Effective, January 1, 2017 the note was amended and is bearing 10% interest on the outstanding balance. If the note is not repaid by November 1, 2017 the interest will increase by an additional 4%. As of December 31, 2017 the Company accrued $909 in interest expense. On April 4, 2017, the Company repaid $10,909 in outstanding balance and accrued interest.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of December 31, 2017 the Company accrued $4,718 in interest expense. The note is currently in default.

NOTE 6         STOCKHOLDERS’   DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Warrants

The following tables summarize all warrant grants for the year ended December 31, 2017, respectively, and the related changes during the period are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2015	198,004	$2.50
Granted	286,676	2.50
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2016	484,680	$2.50
Granted	—	—
Exercised	—	—
Forfeited	(484,680)	(2.50)
Balance at December 31, 2017	—	$—
Warrants exercisable at December 31, 2017	—	$—

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

For the year ended December 31, 2017, warrants were fully expired.

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreement

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016. During the year ended December 31, 2017 and 2016 the Company paid $0 and $80,000, respectively, in consulting fees under the agreement (See Note 8).

(B) Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the years ended December 31, 2017 and 2016, the Company had a rent expense of $6,000 and $6,000, respectively (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On August 1, 2014, the Company entered into a consulting agreement with an entity related to one of our Officers to receive administrative and other miscellaneous services. The Company is required to pay $8,000 a month. The agreement was terminated on November 4, 2016. During the year ended December 31, 2017 and 2016 the Company paid $0 and $80,000, respectively, in consulting fees under the agreement (See Note 7 (A)).

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the years ended December 31, 2017 and 2016, the Company had a rent expense of $6,000 and $6,000, respectively (See Note 7(B)).

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. This note is outstanding as of December 31, 2017 (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of December 31, 2017 Company accrued $4,685 in interest expense. The note is currently in default (see Note 3).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of December 31, 2017 the Company accrued $496 in interest expense. The note is currently in default (see Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2017 the Company accrued $3,873 in interest expense. The note is currently in default (see Note 3).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018 (See Note 3).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018 (See Note 3).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of December 31, 2017 the Company accrued $101 in interest expense (See Note 3).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of December 31, 2017 the Company accrued $63 in interest expense (See Notes 3).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of December 31, 2017 the Company accrued $126 in interest expense (See Notes 3).

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. As of December 31, 2017 the Company accrued $6 in interest expense. Subsequently to the year end on January 11, 2018 this loan was repaid in full (See Notes 3 and 10).

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

HOMETOWN INTERNATIONAL, INC. and SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

During the year ended December 31, 2017, certain officers paid an aggregate $11,688 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

During the year ended December 31, 2016, officers paid an aggregate $13,263 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. This note is outstanding as of December 31, 2017 (See Note 4).

NOTE 9	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $47,660 an accumulated deficit of $548,736 and has a net loss of $104,595 for the year ended December 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENTS

On February 22, 2018, the Company entered into an unsecured promissory note in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019.

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018.

On January 11, 2018, the Company repaid a $5,000 promissory note dated December 27, 2017 (See Note 8).

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2017 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2017 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Paul F. Morina	59	President, Chief Executive Officer, Chief Financial Officer and Director
Christine T. Lindenmuth	43	Vice President and Director
Beth Floyd	36	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Paul F. Morina, President, CEO, CFO and Director - Since 2008, Mr. Morina has been the Principal of Paulsboro (NJ) High School and as the Head Wrestling Coach since 1986. Mr. Morina has spent his entire career in the Paulsboro Public School District where he began as an Elementary School Physical Education Teacher and Health Instructor in 1982. He has held the positions of High School Physical Education and Health Instructor, Head Coach, and High School Athletic Director.

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

Christine T. Lindenmuth, Vice President and Director - Since September 2012, Ms. Lindenmuth has been a Math Teacher at Paulsboro High School, where she is also active in the Paulsboro Education Association, Mentor Club, Renaissance Committee and Alternative Education Program. Prior to Paulsboro High, Ms. Lindenmuth was a Student Advisor at Salem Community College from 2010 through 2012. She has also served as a School Counselor at Gateway Regional High School, Lindenwold High School and Salem County Vocational School.

Ms. Lindenmuth started her career as a Math Teacher in 1997 at the PG-CP Regional High School, where she taught accelerated students at the Academy of Science and Engineering. Ms. Lindenmuth currently serves on Salem County School Employee Federal Credit Union Loan Committee, as an Association Representative for the Penns Grove Chapter of the New Jersey Teachers Union, and as a representative on the State Educational Policy Committee for the New Jersey Education Association. Ms. Lindenmuth earned her B.A. from Rider University and her M. Ed. from Wilmington University.

Beth Floyd, Secretary - Ms. Floyd has over 10 years of experience in the food service industry. Since March 2005, she has been the maître d’ at Maggiano’s Little Italy, a restaurant in Durham, NC. She has held a number of positions there, including serving as assistant accounting manager from 2009 to 2010. Ms. Floyd received her B.A. from University of North Carolina at Chapel Hill with a major in journalism and mass communications.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Common Stock as of March 28, 2018 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Paul F. Morina, President, CEO, CFO & Director	2,500,000	47.75%
Christine T. Lindenmuth, Vice President	2,500,000	47.75%
Beth Floyd, Secretary	0	0%

All Executive Officers and Directors as a group (1 person)	5,000,000	95.5%

(1)	Based on 5,235,340 shares of Common Stock.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group LLC, for which our President is a member of, for its store space at a monthly rate of $500. The amount of rent was determined by current market rate for retail space in the area and discounted slightly because the tenants would be financing most of the leasehold improvements. As of the date hereof, the operating lease agreement has been fully executed but Mantua has granted the Company an extension to start paying rent starting on January 1, 2016. $6,000 of rent expense was recorded for each year ended December 31, 2017 and December 31, 2016.

On August 1, 2014, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC where Beth Floyd is a part time employee, to receive administrative and other miscellaneous services. The consulting agreement covers all of the back office services provided for the Company and additionally all of the work necessary to complete company filings as a public company and other work necessary to keep the Company compliance with the SEC. The Company is required to pay $8,000 a month which was determined by current market rate of consultant in the area with similar background and experience in the fast-food business. The agreement is to remain in effect unless either party desires to cancel the agreement. During the years ended December 31, 2017 and 2016 the Company paid $0 and $80,000, respectively, in consulting fees under the agreement. The agreement was terminated in November, 2016.

On November 9, 2015, the Company entered into an unsecured promissory note with Peter Coker, a related party, in the amount of $20,000. Pursuant to terms of the note, the note is bearing an interest at 10% and due on November 12, 2016. The note is currently in default.

During the year ended December 31, 2017, Paul F. Morina and Christine T. Lindenmuth, both of whom are officers of the Company, paid an aggregate of $11,688 in expenses on the Company’s behalf. The amounts are recorded as advances from the officers. The advances are non-interest bearing, unsecured and due on demand.

On January 19, 2017, the Company entered into an unsecured promissory note with Shoaleh C. Monadjemi Colombi in exchange for $5,000. Pursuant to terms of the note, the note is bearing interest at 10% and is due on January 19, 2018. The note is currently in default.

On March 21, 2016, the Company entered into an unsecured promissory note with Lawrence Reichard in the amount of $20,000. Pursuant to the terms on the note, the note is bearing 10% interest, unsecured and due March 21, 2017. The note is currently in default.

On July 19, 2017, the Company entered into an unsecured promissory note with Troy Capital Ventures, LLC in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018.

On August 9, 2017, the Company entered into an unsecured promissory note with Troy Capital Ventures, LLC in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018.

On August 15, 2017, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018.

On October 26, 2017, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018.

On November 15, 2017, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018.

On December 27, 2017, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. On January 11, 2018 this loan was repaid in full.

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company. For the year ended December 31, 2016, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $19,614 and $30,942 for the fiscal year ended December 31, 2017 and 2016, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed $0 and $0, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Membership Interest Purchase Agreement dated May 29, 2014 among Paul F. Morina, Christine Lindenmuth and the Company (1)
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (3)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (4)
10.5	Stock Repurchase Agreement dated as of January 22, 2018 by and among Hometown International Inc. and Benchmark Capital LLC
10.6	Promissory Note dated as of January 22, 2018 in the original principal amount of $5,250 issued to Benchmark Capital LLC
21.1	List of Subsidiary (1)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on June 8, 2015.

(2)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on August 31, 2015.

(3)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on October 19, 2015.

(4)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on January 4, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN INTERNATIONAL, INC.

Date: March 28, 2018	By:	/s/ Paul F. Morina
Paul F. Morina
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul F. Morina	President, Chief Executive Officer,	March 28, 2018
Paul F. Morina	Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Christine Lindenmuth	Vice President and Director	March 28, 2018
Christine Lindenmuth