Form 10-Q
period 2018-03-31
HOMETOWN INTERNATIONAL, INC.
filed 2018-05-15
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2018

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

Yes  ☐    No  ☒

As of May 14, 2018, the registrant had 5,235,340 shares of common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three Months Ended March 31, 2018 and 2017

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2018	December 31, 2017
	(Unaudited)

Current Assets
Cash	$714	$5,341
Prepaid expenses	—	1,360
Inventory	773	612
Total Current Assets	1,487	7,313

Leasehold improvements and equipment, net	18,864	20,668

Total Assets	$20,351	$27,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$127,473	$122,478
Due to Officers - related parties	25,052	24,951
Note payable - related parties	83,468	69,468
Note payable	86,250	81,000

Total Liabilities	322,243	297,897

Commitments and Contingencies (See Note 7)	—	—

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,235,340 and 5,242,340 issued and outstanding, respectively	523	524
Additional paid-in capital	280,761	278,296
Accumulated deficit	(583,176)	(548,736)

Total Stockholders’ Deficit	(301,892)	(269,916)

Total Liabilities and Stockholders’ Deficit	$20,351	$27,981

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

Sales	$8,635	$16,115

Costs and Expenses
Food, beverage and supplies	3,690	10,427
Labor	136	1,899
Direct operating and occupancy	3,231	2,542
Depreciation	1,804	1,804
Professional fees	16,829	16,033
General and administrative	12,630	11,102

Total cost and expenses	38,320	43,807

Loss from Operations	(29,685)	(27,692)

Other Expenses
Interest Expense	(4,755)	(3,564)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(34,440)	(31,256)

Provision for Income Taxes	—	—

NET LOSS	$(34,440)	$(31,256)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,237,050	5,242,340

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2018

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

Repurchase of common stock	(7,000)	(1)	(5,249)	—	(5,250)

In kind contribution of services	—	—	7,714	—	7,714

Net loss for the three months ended March 31, 2018	—	—	—	(34,440)	(34,440)

Balance, March 31, 2018 (unaudited)	5,235,340	$523	$280,761	$(583,176)	$(301,892)

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(34,440)	$(31,256)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,714	7,714
Depreciation expense	1,804	1,804
Changes in operating assets and liabilities:
Decrease in inventory	(161)	(43)
Decrease in prepaid expenses	1,360	—
Increase in accounts payable and accrued expenses	4,995	4,542
Net Cash Used In Operating Activities	(18,728)	(17,239)

Cash Flows From Investing Activities:
Payments for leasehold improvements and equipment	—	—
Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from/due to officers	—	1,018
Proceeds from note payable	—	25,000
Net proceeds from note payable - related parties	14,101	—
Net Cash Provided by Financing Activities	14,101	26,018

Net (Decrease) Increase in Cash	(4,627)	8,779

Cash at Beginning of Period	5,341	3,845

Cash at End of Period	$714	$12,624

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of common stock in exchange for a note payable	$5,250	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 28, 2018.

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

(B) Principles of Consolidation

The accompanying March 31, 2018 and 2017, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 484,680 shares issuable upon the exercise of warrants that were not included in the computation of dilutive March 31, 2018 and 2017, respectively.

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

(H) Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard became effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

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

(J) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our condensed consolidated financial statements.

 All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $773.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $126 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(17,711)	(15,907)
Leasehold Improvements and Equipment, Net	$18,864	$20,668

Depreciation expense was $1,804 and $1,804 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTIES

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of March 31, 2018 the Company accrued $192 in interest expense (See Note 8).

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. As of December 31, 2017 the Company accrued $6 in interest expense. On January 11, 2018, the principal amount was repaid in full (See Note 8).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of March 31, 2018 the Company accrued $380 in interest expense (See Note 8).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of March 31, 2018, the Company accrued $149 in interest expense (See Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of March 31, 2018 the Company accrued $168 in interest expense (See Note 8).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of March 31, 2018, the Company has accrued $25 in interest expense (See Note 8).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of March 31, 2018, the Company has accrued $72 in interest expense (See Note 8).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of March 31, 2018 the Company accrued $634 in interest expense. The note is currently in default (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2018 the Company accrued $4,475 in interest expense. The note is currently in default (See Note 8).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of March 31, 2018, Company accrued $5,308 in interest expense. The note is currently is in default (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTIES

During the three months ended March 31, 2018, certain officers paid an aggregate $101 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 8).

During the year ended December 31, 2017, certain officers paid an aggregate $11,688 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 8).

NOTE 5	NOTE PAYABLE

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018 (See Note 6(C)).

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of March 31, 2018, the Company accrued $2,155 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of March 31, 2018 the Company accrued $4,350 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 17, 2017. As of March 31, 2018 the Company accrued $2,701 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of March 31, 2018, the Company accrued $356 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of March 31, 2018 the Company accrued $5,342 in interest expense. The note is currently is in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the three months ended March 31, 2018, the Company recorded $7,714 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Common stock repurchase

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018 (See Note 5).

NOTE 7	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the three months ended March 31, 2018 and 2017, the Company had a rent expense of $1,500 and $1,500, respectively (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the three months ended March 31, 2018 and 2017, the Company had a rent expense of $1,500 and $1,500, respectively (See Note 7(B)).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of March 31, 2018 the Company accrued $634 in interest expense. The note is currently in default (See Note 3).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of March 31, 2018, the Company accrued $25 in interest expense (See Note 3).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of March 31, 2018, the Company accrued $72 in interest expense (See Note 3).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of March 31, 2018 the Company accrued $192 in interest expense (See Note 8).

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. As of December 31, 2017 the Company accrued $6 in interest expense. On January 11, 2018, the principal amount was repaid in full (See Note 3).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of March 31, 2018 the Company accrued $380 in interest expense (See Note 3).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of March 31, 2018, the Company accrued $149 in interest expense (See Note 3).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of March 31, 2018 the Company accrued $168 in interest expense (See Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2018 the Company accrued $4,475 in interest expense. The note is currently in default (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of March 31, 2018, Company accrued $5,308 in interest expense. The note is currently is in default (See Note 3).

For the three months ended March 31, 2018, the Company recorded $7,714 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

During the three months ended March 31, 2018, certain officers paid an aggregate $101 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

During the year ended December 31, 2017, certain officers paid an aggregate $11,688 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $18,728 an accumulated deficit of $583,176 and has a net loss of $34,440 for the three months ended March 31, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the quarter ended March 31, 2018, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store. We expect our losses to continue as we continue to revise our menu and marketing plan to the local taste.

As reflected in the unaudited financial statements, the Company used cash in operations of $18,728 and has an accumulated deficit of $583,176 and a net loss of $34,440 for the three months ended March 31, 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

Results of Operations - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We generated revenue of $8,635 and $16,115 for the three months ended March 31, 2018 and 2017, respectively. The decrease in revenue is mainly attributed to the bad weather that ensured during the first quarter of 2018 which caused the delicatessen to either close or reduce the hours of operations. The total cost and expenses was $38,320 for the three months ended March 31, 2018, compared to $43,807 for the three months ended March 31, 2017. We incurred loss from operations of $34,440 and $31,256 for the three months ended March 31, 2018 and 2017, respectively. The decrease of $3,184 in loss from operations is mainly attributed to an increase in gross profit margin because of lower cost of goods sold and reduced labor costs, in addition to reduced costs of professional fees.

Due to the described factors above, we had a net loss of $34,440 and $31,256 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2018, we had total assets of $20,351, consisting of $18,864 in leasehold improvements, $773 in inventory and $714 in cash. Our liabilities as of March 31, 2018 were $322,243, which comprised of $127,473 in accounts payable and accrued expenses, $25,025 due to certain officers, $83,468 in note payable due to related parties and $86,250 in note payable. As of March 31, 2018, we had a working capital deficit of $320,756.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Net Cash Used in Operating Activities	$(18,728)	$(17,239)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	$14,401	$26,018
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,627)	$8,779

For the three months ended March 31, 2018, we had used cash of $18,728 for operating activities and financing activities provided $14,401. We had a net decrease of $4,627 for the three months ended March 31, 2018. For the three months ended March 31, 2017, we had used cash of $17,239 for operating activities and financing activities provided $26,018. We had a net increase of $8,779 for the three months ended March 31, 2017.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

The Company used cash in operations of $18,728 and has an accumulated deficit of $583,176 and a net loss of $34,440 for the three months ended March 31, 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Membership Interest Purchase Agreement dated May 29, 2014 among Paul F. Morina, Christine Lindenmuth and the Company (1)
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (3)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (4)
10.5	Stock Repurchase Agreement dated as of January 22, 2018 by and among Hometown International Inc. and Benchmark Capital LLC (5)
10.6	Promissory Note dated as of January 22, 2018 in the original principal amount of $5,250 issued to Benchmark Capital LLC (5)

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on June 8, 2015.

(2)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on August 31, 2015.

(3)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on October 19, 2015.

(4)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on January 4, 2016.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2015.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2018

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accouting Officer)