Form 10-Q
period 2018-06-30
HOMETOWN INTERNATIONAL, INC.
filed 2018-08-14
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2018

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

As of August 14, 2018, the registrant had 5,235,340 shares of common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2018

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Six Months Ended June 30, 2018 and 2017

2

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2018	December 31, 2017
	(Unaudited)

Current Assets
Cash	$923	$5,341
Prepaid expenses	459	1,360
Inventory	832	612
Total Current Assets	2,214	7,313

Leasehold improvements and equipment, net	17,041	20,668

Total Assets	$19,255	$27,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$142,639	$122,478
Due to Officers - related parties	27,239	24,951
Note payable - related party	88,718	69,468
Note payable	81,000	81,000

Total Liabilities	339,596	297,897

Commitments and Contingencies (See Note 7)	—	—

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,235,340 and 5,242,340 issued and outstanding, respectively	523	524
Additional paid-in capital	288,475	278,296
Accumulated deficit	(609,339)	(548,736)

Total Stockholders’ Deficit	(320,341)	(269,916)

Total Liabilities and Stockholders’ Deficit	$19,255	$27,981

See accompanying notes to the unaudited condensed consolidated financial statements.

3

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sales	$9,313	$13,824	$17,948	$29,939

Costs and Expenses
Food, beverage and supplies	7,360	9,222	11,050	19,649
Labor	—	629	136	2,528
Direct operating and occupancy	1,244	2,873	4,475	5,415
Depreciation	1,823	1,823	3,627	3,627
Professional fees	7,707	6,681	24,536	22,714
General and administrative	12,054	12,046	24,684	23,148

Total cost and expenses	30,188	33,274	68,508	77,081

Loss from Operations	(20,875)	(19,450)	(50,560)	(47,142)

Other Expenses
Interest Expense	(5,288)	(3,898)	(10,043)	(7,462)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(26,163)	(23,348)	(60,603)	(54,604)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(26,163)	$(23,348)	$(60,603)	$(54,604)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,235,340	5,242,340	5,236,190	5,242,340

See accompanying notes to the unaudited condensed consolidated financial statements.

4

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the six months ended June 30, 2018

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

Repurchase of common stock	(7,000)	(1)	(5,249)	—	(5,250)

In kind contribution of services	—	—	15,428	—	15,428

Net loss for the six months ended June 30, 2018	—	—	—	(60,603)	(60,603)

Balance, June 30, 2018 (unaudited)	5,235,340	$523	$288,475	$(609,339)	$(320,341)

See accompanying notes to the unaudited condensed consolidated financial statements.

5

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities:
Net Loss	$(60,603)	$(54,604)
Adjustments to reconcile net loss to net cash used in operations:
In-kind contribution of services	15,428	15,428
Depreciation expense	3,627	3,628
Changes in operating assets and liabilities:
Decrease in inventory	(220)	149
Decrease in prepaid expenses	901	—
Increase in accounts payable and accrued expenses	20,161	13,257
Net Cash Used In Operating Activities	(20,706)	(22,142)

Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from/due to officers	2,288	4,608
Repayment of note payable	(5,000)	(10,000)
Proceeds from note payable	—	25,000
Proceeds from note payable - related party	19,000	—
Net Cash Provided by Financing Activities	16,288	19,608

Net Decrease in Cash	(4,418)	(2,534)

Cash at Beginning of Period	5,341	3,845

Cash at End of Period	$923	$1,311

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$909
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of common stock in exchange for a note payable - related party	$5,250	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

6

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2018

(Unaudited)

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

(B) Principles of Consolidation

The accompanying June 30, 2018 and 2017, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 484,680 shares issuable upon the exercise of warrants that were not included in the computation of dilutive June 30, 2018 and 2017, respectively.

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

(H) Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

The Company generates revenue operating a delicatessen. Revenue from the operations of Company-owned delicatessens are recognized when sales occur.

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

(L) Inventories

Inventories consist of food and beverages and are stated at cost of $832.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $184 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(19,534)	(15,907)
Leasehold Improvements and Equipment, Net	$17,041	$20,668

Depreciation expense was $3,627 and $3,628 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of June 30, 2018, the Company accrued $164 in interest expense. On August 3, 2018, the note was extended to December 31, 2018 (See Note 6(C), 8 and 10).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of June 30, 2018, the Company accrued $653 in interest expense (See Note 8).

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. As of December 31, 2017, the Company accrued $6 in interest expense. On January 11, 2018, the principal amount was repaid in full (See Note 8).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of June 30, 2018, the Company accrued $642 in interest expense (See Note 8).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of June 30, 2018, the Company accrued $238 in interest expense (See Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of June 30, 2018, the Company accrued $238 in interest expense (See Note 8).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of June 30, 2018, the Company has accrued $34 in interest expense. The note is currently in default (See Note 8).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of June 30, 2018, the Company has accrued $104 in interest expense. The note is currently in default (See Note 8).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of June 30, 2018, the Company accrued $777 in interest expense. The note is currently in default (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2018, the Company accrued $5,092 in interest expense. The note is currently in default (See Note 8).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of June 30, 2018, Company accrued $5,946 in interest expense. The note is currently is in default (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the six months ended June 30, 2018, certain officers paid an aggregate $2,288 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 8).

As of December 31, 2017, certain officers paid an aggregate $24,951 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 8).

NOTE 5	NOTE PAYABLE

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of June 30, 2018, the Company accrued $2,713 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of June 30, 2018, the Company accrued $5,090 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2018, the Company accrued $3,071 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of June 30, 2018, the Company accrued $399 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of June 30, 2018, the Company accrued $5,981 in interest expense. The note is currently is in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the six months ended June 30, 2018, the Company recorded $15,428 as in-kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2017, the Company recorded $30,855 as in-kind contribution of services provided by President and Vice President of the Company (See Note 8).

 (C) Common stock repurchase

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of June 30, 2018, the Company accrued $164 in interest expense. On August 3, 2018, the note was extended to December 31, 2018 (See Note 3, 8 and 10).

NOTE 7	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the six months ended June 30, 2018 and 2017, the Company had a rent expense of $3,000 and $3,000, respectively (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the six months ended June 30, 2018 and 2017, the Company had a rent expense of $3,000 and $3,000, respectively (See Note 7).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of June 30, 2018, the Company accrued $777 in interest expense. The note is currently in default (See Note 3).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of June 30, 2018, the Company accrued $34 in interest expense. The note is currently in default (See Note 3).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of June 30, 2018, the Company accrued $104 in interest expense. The note is currently in default (See Note 3).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of June 30, 2018, the Company accrued $653 in interest expense (See Note 8).

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. As of December 31, 2017, the Company accrued $6 in interest expense. On January 11, 2018, the principal amount was repaid in full (See Note 3).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of June 30, 2018, the Company accrued $642 in interest expense (See Note 3).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of June 30, 2018, the Company accrued $238 in interest expense (See Note 3).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of June 30, 2018, the Company accrued $238 in interest expense (See Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2018, the Company accrued $5,092 in interest expense. The note is currently in default (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of June 30, 2018, Company accrued $5,946 in interest expense. The note is currently is in default (See Note 3).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of June 30, 2018, the Company accrued $164 in interest expense. On August 3, 2018, the note was extended to December 31, 2018 (See Notes 3, 6(C), and 10).

For the six months ended June 30, 2018, the Company recorded $15,428 as in-kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

For the year ended December 31, 2017, the Company recorded $30,855 as in-kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

During the six months ended June 30, 2018, certain officers paid an aggregate $2,288 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

As of December 31, 2017, certain officers paid an aggregate $24,951 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $20,706 an accumulated deficit of $609,339 and has a net loss of $60,603 for the six months ended June 30, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENTS

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019.

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019.

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018 (See Notes 3, 6(C), and 8).

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

On January 18, 2014, Your Hometown Deli, LLC was formed under the laws of the State of New Jersey. On May 29, 2014, Your Hometown Deli, LLC, entered into a Membership Interest Purchase Agreement with Hometown International, Inc., pursuant to which Hometown International, Inc. acquired 100% of the membership interests of Your Hometown Deli, LLC in exchange for 5,000,000 shares of Hometown International, Inc.’s common stock. As a result of this share exchange transaction, Your Hometown Deli, LLC became a wholly owned subsidiary of Hometown International, Inc. We introduced the delicatessen concept under the Your Hometown Deli brand name. Based on the Paulsboro unit’s performance, we may consider expanding the concept to other communities throughout the United States.

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

During the quarter ended June 30, 2018, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store. We expect our losses to continue as we continue to revise our menu and marketing plan to the local taste.

As reflected in the unaudited financial statements, the Company used cash in operations of $20,706 and has an accumulated deficit of $609,339 and a net loss of $60,603 for the six months ended June 30, 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

Results of Operations - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

We generated revenue of $9,313 and $13,824 for the three months ended June 30, 2018 and 2017, respectively. The decrease in revenue is mainly attributed to the bad weather that ensured during the second quarter of 2018, which caused the delicatessen to either close or reduce the hours of operations. The total cost and expenses were $30,188 for the three months ended June 30, 2018, compared to $33,274 for the three months ended June 30, 2017. We incurred loss from operations of $20,875 and $19,450 for the three months ended June 30, 2018 and 2017, respectively. The increase of $1,425 in loss from operations is mainly attributed to our decrease in revenue during the three months ended June 30, 2018 as compared to the same period in the prior year.

Due to the described factors above, we had a net loss of $26,163 and $23,348 for the three months ended June 30, 2018 and 2017, respectively.

Results of Operations - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

We generated revenue of $17,948 and $29,939 for the six months ended June 30, 2018 and 2017, respectively. The decrease in revenue is mainly attributed to the bad weather that ensured during the first six months of 2018, which caused the delicatessen to either close or reduce the hours of operations. The total cost and expenses were $68,508 for the six months ended June 30, 2018, compared to $77,081 for the six months ended June 30, 2017. We incurred loss from operations of $50,560 and $47,142 for the six months ended June 30, 2018 and 2017, respectively. The increase of $3,418 in loss from operations is mainly attributed to our decrease in revenue during the six months ended June 30, 2018 as compared to the same period in the prior year.

Due to the described factors above, we had a net loss of $60,603 and $54,604 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of June 30, 2018, we had total assets of $19,255, consisting of $17,041 in leasehold improvements, $459 in prepaid expense, $832 in inventory and $923 in cash. Our total liabilities as of June 30, 2018 were $339,596, which comprised of $142,639 in accounts payable and accrued expenses, $27,239 due to certain officers, $88,718 in notes payable due to related parties and $81,000 in notes payable. As of June 30, 2018, we had a working capital deficit of $337,382.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Net Cash Used in Operating Activities	$(20,706)	$(22,142)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	$16,288	$19,608
Net Decrease in Cash and Cash Equivalents	$(4,418)	$(2,534)

For the six months ended June 30, 2018, we had used cash of $20,706 for operating activities and financing activities provided $16,288. We had a net decrease of $4,418 for the six months ended June 30, 2018. For the six months ended June 30, 2017, we had used cash of $22,142 for operating activities and financing activities provided $19,608. We had a net decrease of $2,534 for the six months ended June 30, 2017.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

The Company used cash in operations of $20,706 and has an accumulated deficit of $609,339 and a net loss of $60,603 for the six months ended June 30, 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies and Estimates

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Date: August 14, 2018

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accouting Officer)