Form 10-Q
period 2018-09-30
HOMETOWN INTERNATIONAL, INC.
filed 2018-11-15
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

As of November 15, 2018, the registrant had 5,235,340 shares of common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Nine Months Ended September 30, 2018 and 2017

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2018	December 31, 2017
	(Unaudited)

Current Assets
Cash	$2,090	$5,341
Prepaid expenses	—	1,360
Inventory	552	612
Total Current Assets	2,642	7,313

Leasehold improvements and equipment, net	15,197	20,668

Total Assets	$17,839	$27,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$143,792	$122,478
Due to Officers - related parties	27,809	24,951
Note payable - related party	104,318	69,468
Note payable	81,000	81,000

Total Liabilities	356,919	297,897

Commitments and Contingencies (See Note 7)	—	—

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,235,340 and 5,242,340 issued and outstanding, respectively	523	524
Additional paid-in capital	296,189	278,296
Accumulated deficit	(635,792)	(548,736)

Total Stockholders’ Deficit	(339,080)	(269,916)

Total Liabilities and Stockholders’ Deficit	$17,839	$27,981

See accompanying notes to condensed consolidated unaudited financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sales	$6,655	$10,982	$24,603	$40,921

Costs and Expenses
Food, beverage and supplies	4,416	8,467	15,466	28,116
Labor	—	269	136	2,797
Direct operating and occupancy	2,172	2,115	6,647	7,530
Depreciation	1,844	1,841	5,471	5,468
Professional fees	7,710	10,081	32,246	32,795
General and administrative	12,610	13,956	37,294	37,104

Total cost and expenses	28,752	36,729	97,260	113,810

Loss from Operations	(22,097)	(25,747)	(72,657)	(72,889)

Other Expenses
Gain on debt settlement	1,188	—	1,188	—
Interest Expense	(5,544)	(3,998)	(15,587)	(11,460)
Total Other Income/(Expenses)	(4,356)	(3,998)	(14,399)	(11,460)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(26,453)	(29,745)	(87,056)	(84,349)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(26,453)	$(29,745)	$(87,056)	$(84,349)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,235,340	5,242,340	5,235,904	5,242,340

See accompanying notes to condensed consolidated unaudited financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the nine months ended September 30, 2018

(Unaudited)

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

Repurchase of common stock	(7,000)	(1)	(5,249)	—	(5,250)

In kind contribution of services	—	—	23,142	—	23,142

Net loss for the nine months ended September 30, 2018	—	—	—	(87,056)	(87,056)

Balance, September 30, 2018	5,235,340	$523	$296,189	$(635,792)	$(339,080)

See accompanying notes to condensed consolidated unaudited financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities:
Net Loss	$(87,056)	$(84,349)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	23,142	23,142
Depreciation expense	5,471	5,468
Changes in operating assets and liabilities:
Decrease in inventory	60	133
Decrease in prepaid expenses	1,360	—
Increase in accounts payable and accrued expenses	21,314	25,347
Net Cash Used In Operating Activities	(35,709)	(30,259)

Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from/due to officers	2,858	8,603
Repayment of note payable	(5,000)	(10,000)
Proceeds from note payable	—	27,608
Proceeds from note payable - related party	34,600	1,460
Net Cash Provided by Financing Activities	32,458	27,671

Net Decrease in Cash	(3,251)	(2,588)

Cash at Beginning of Period	5,341	3,845

Cash at End of Period	$2,090	$1,257

Supplemental disclosure of cash flow information:

Cash paid for interest	$164	$909
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of common stock in exchange for a note payable - related party	$5,250	$—

See accompanying notes to condensed consolidated unaudited financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

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

(B) Principles of Consolidation

The accompanying September 30, 2018 and 2017, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 484,680 shares issuable upon the exercise of warrants that were not included in the computation of dilutive September 30, 2018 and 2017, respectively.

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

As of September 30, 2018

(Unaudited)

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

As of September 30, 2018

(Unaudited)

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

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $552.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

(Unaudited)

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $184 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(21,378)	(15,907)
Leasehold Improvements and Equipment, Net	$15,197	$20,668

Depreciation expense was $5,471 and $5,468 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of September 30, 2018, the Company accrued $1 in interest expense (See Note 8).

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of September 30, 2018, the Company accrued $25 in interest expense (See Note 8).

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of September 30, 2018, the Company accrued $190 in interest expense (See Note 8).

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of September 30, 2018, the Company accrued $34 in interest expense (See Note 8).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of September 30, 2018, the Company accrued $1,170 in interest expense (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

(Unaudited)

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of September 30, 2018, the Company accrued $242 in interest expense and paid $164 of interest On August 3, 2018, the note was extended to December 31, 2018. (See Note 6(C) and 8).

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. As of December 31, 2017, the Company accrued $6 in interest expense. On January 11, 2018, the principal amount was repaid in full (See Note 8).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of September 30, 2018, the Company accrued $910 in interest expense. This note is currently in default (See Note 8).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of September 30, 2018, the Company accrued $330 in interest expense. The note is currently in default (See Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of September 30, 2018, the Company accrued $310 in interest expense. The note is currently in default (See Note 8).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of September 30, 2018, the Company has accrued $43 in interest expense. The note is currently in default (See Note 8).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of September 30, 2018, the Company has accrued $135 in interest expense. The note is currently in default (See Note 8).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of September 30, 2018, the Company accrued $922 in interest expense. The note is currently in default (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2018, the Company accrued $5,724 in interest expense. The note is currently in default (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

(Unaudited)

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of September 30, 2018, Company accrued $6,651 in interest expense. The note is currently is in default (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the nine months ended September 30, 2018, certain officers paid an aggregate $2,858 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 8).

As of December 31, 2017, certain officers paid an aggregate $24,951 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 8).

NOTE 5	NOTE PAYABLE

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of September 30, 2018, the Company accrued $3,286 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of September 30, 2018, the Company accrued $5,848 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2018, the Company accrued $3,451 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of September 30, 2018, the Company accrued $443 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of September 30, 2018, the Company accrued $6,651 in interest expense. The note is currently is in default.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

(Unaudited)

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the nine months ended September 30, 2018, the Company recorded $23,142 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Common stock repurchase

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of September 30, 2018, the Company accrued $242 in interest expense and paid $164 of interest. On August 3, 2018, the note was extended to December 31, 2018 (See Note 3 and 8 ).

NOTE 7	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the nine months ended September 30, 2018 and 2017, the Company had a rent expense of $4,500 and $4,500, respectively (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the nine months ended September 30, 2018 and 2017, the Company had a rent expense of $4,500 and $4,500, respectively (See Note 7(B)).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

(Unaudited)

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of September 30, 2018, the Company accrued $922 in interest expense. The note is currently in default (See Note 3).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of September 30, 2018, the Company accrued $43 in interest expense. The note is currently in default (See Note 3).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of September 30, 2018, the Company accrued $135 in interest expense. This note is currently in default (See Note 3).

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of September 30, 2018, the Company accrued $1 in interest expense (See Note 3).

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of September 30, 2018, the Company accrued $25 in interest expense (See Note 3).

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of September 30, 2018, the Company accrued $190 in interest expense (See Note 3).

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of September 30, 2018, the Company accrued $34 in interest expense (See Note 3).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of September 30, 2018, the Company accrued $1,170 in interest expense (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

(Unaudited)

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. As of December 31, 2017, the Company accrued $6 in interest expense. On January 11, 2018, the principal amount was repaid in full (See Note 3).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of September 30, 2018, the Company accrued $910 in interest expense. This note is currently in default (See Note 3).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of September 30, 2018, the Company accrued $330 in interest expense. This note is currently in default (See Note 3).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of September 30, 2018, the Company accrued $310 in interest expense. This note is currently in default (See Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2018, the Company accrued $5,724 in interest expense. The note is currently in default (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of September 30, 2018, Company accrued $6,651 in interest expense. The note is currently is in default (See Note 3).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. . As of September 30, 2018, the Company accrued $242 in interest expense and paid $164 of interest On August 3, 2018, the note was extended to December 31, 2018. (See Notes 3 and 6(C)).

For the nine months ended September 30, 2018, the Company recorded $23,142 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2018

(Unaudited)

During the nine months ended September 30, 2018, certain officers paid an aggregate $2,858 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

As of December 31, 2017, certain officers paid an aggregate $24,951 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $35,709 an accumulated deficit of $635,792 and has a net loss of $87,056 for the nine months ended September 30, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENT

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

We began generating revenue from the sales of our food and beverage since our soft opening in mid-October 2015. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this annual report and used cash in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

During the quarter ended September 30, 2018, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store. We expect our losses to continue as we continue to revise our menu and marketing plan to the local taste.

As reflected in the unaudited financial statements, the Company used cash in operations of $35,709 and has an accumulated deficit of $635,792 and a net loss of $87,056 for the nine months ended September 30, 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

Results of Operations - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

We generated revenue of $6,655 and $10,982 for the three months ended September 30, 2018 and 2017, respectively. The decrease in revenue of $4,327, or approximately 39.4%, is mainly attributed to a reduction in customers during summer months since area schools are not in session. The total cost and expenses were $28,752 for the three months ended September 30, 2018, compared to $36,729 for the three months ended September 30, 2017. The decrease in total cost and expenses of $7,977, or approximately 21.7%, is mainly attributed to decreases in cost of food, beverage and supplies of $4,051, cost of professional fees of $2,371, and general and administrative cost of $1,346. We incurred loss from operations of $22,097 and $25,747 for the three months ended September 30, 2018 and 2017, respectively. The decrease in loss from operations of $3,650, or approximately 14.2%, is mainly attributed to our decrease in total cost and expenses, partially offset by our decrease in revenue, during the three months ended September 30, 2018 as compared to the same period in the prior year.

Due to the described factors above, we had a net loss of $26,453 and $29,745 for the three months ended September 30, 2018 and 2017, respectively.

Results of Operations - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

We generated revenue of $24,603 and $40,921 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in revenue of $16,318, or approximately 39.9%, in revenue is mainly attributed to the bad weather that ensued during the first six months of 2018, which caused the delicatessen to either close or reduce the hours of operations in the second quarter of 2018, and a reduction in customers during summer months since area schools are not in session. The total cost and expenses were $97,260 for the nine months ended September 30, 2018, compared to $113,810 for the nine months ended September 30, 2017. The decrease in total cost and expenses of $16,550, or approximately 14.5%, is mainly attributed to decreases in cost of food, beverage and supplies of $12,650, cost of labor of $2,661, and direct operating and occupancy cost of $883. We incurred comparable loss from operations of $72,657 and $72,889 for the nine months ended September 30, 2018 and 2017, respectively.

Due to the described factors above, we had a net loss of $87,056 and $84,349 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had total assets of $17,839, consisting of $15,197 in leasehold improvements, $552 in inventory, and $2,090 in cash. Our total liabilities as of September 30, 2018 were $356,919, which were comprised of $143,792 in accounts payable and accrued expenses, $27,809 due to certain officers, $104,318 in notes payable due to related parties and $81,000 in notes payable. As of September 30, 2018, we had a working capital deficit of $354,277.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Net Cash Used in Operating Activities	$(35,709)	$(30,259)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	$32,458	$27,671
Net Decrease in Cash and Cash Equivalents	$(3,251)	$(2,588)

For the nine months ended September 30, 2018, we used cash of $35,709 for operating activities and financing activities provided $32,458. As a result. we had a net decrease in cash and cash equivalents of $3,251 for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, we used cash of $30,259 for operating activities and financing activities provided $27,671. As a result, we had a net decrease in cash and cash equivalents of $2,588 for the nine months ended September 30, 2017.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

The Company used cash in operations of $35,709 and has an accumulated deficit of $635,792 and a net loss of $87,056 for the nine months ended September 30, 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

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

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of September 30, 2018, the Company accrued $922 in interest expense. The note is currently in default.

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of September 30, 2018, the Company accrued $43 in interest expense. The note is currently in default.

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of September 30, 2018, the Company accrued $135 in interest expense. This note is currently in default.

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of September 30, 2018, the Company accrued $910 in interest expense. This note is currently in default.

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of September 30, 2018, the Company accrued $330 in interest expense. This note is currently in default.

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of September 30, 2018, the Company accrued $310 in interest expense. This note is currently in default.

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2018, the Company accrued $5,724 in interest expense. The note is currently in default.

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of September 30, 2018, Company accrued $6,651 in interest expense. The note is currently is in default.

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of September 30, 2018, the Company accrued $3,286 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of September 30, 2018, the Company accrued $5,848 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2018, the Company accrued $3,451 in interest expense. The note is currently in default.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of September 30, 2018, the Company accrued $6,651 in interest expense. The note is currently is in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits #	Title

31.1/31.2	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Principal Executive and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2018

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)