Form 10-K
period 2018-12-31
HOMETOWN INTERNATIONAL, INC.
filed 2019-03-29
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of March 28, 2019, the number of shares of common stock of the registrant outstanding is 5,235,340, par value $0.0001 per share.

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

ITEM 1.        BUSINESS

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

We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  We have attended events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2019 as we continue to revise our menu and marketing plan to the local taste.

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

Location

The Company’s first location is in Paulsboro, a borough in Gloucester County, New Jersey that was founded in 1904. Paulsboro is located directly across the Delaware River from the city of Philadelphia and the Philadelphia airport. Your Hometown Deli is located on a property in the commercial area of downtown Paulsboro that has two adjacent buildings. The front building is the location of Your Hometown Deli and New Jersey’s Got Talent office. The rear building is used throughout the week as a practice facility by the local wrestling club and other sports groups. Paulsboro has a national reputation for its wrestling activities and one of the Company’s founders is a leader in the sport of wrestling.

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

New Jersey's Got Talent recently leased space on our property which creates another group of potential customers. NJGT is a school of performing arts specializing in vocal, dance and acting lessons.

Local students and coaches who frequently use the sports practice facility adjacent to our property are another group of potential customers. The practice facility is also home to the “The Monster Factory,” a professional wrestling training and wrestling match promotions organization. In business more than 30 years, the Monster Factory has become “the world’s most famous wrestling school” and has been featured in the Rolling Stone, NewsWeek, and Wall Street Journal. The Company believes that the attendees of Monster Factory wrestling events are potential customers for Your Hometown Deli.

Local competing delicatessen concept stores include Wally’s Grocery & Deli. Other dining and grocery options in the area include locally owned pizzerias, seafood, and fine dining restaurants. Fast food options in the vicinity include McDonalds, Burger King, and Wendy’s. Grocery stores include Wawa, Dollar General, Heritage’s Dairy Stores and Fair Deal Food Market.

Employees

The Company presently has four part-time employees apart from its officers and directors, Paul F. Morina, President and Christine T. Lindenmuth, Vice President. Both are currently working for the Company without any compensation. From time to time, the Company may hire more employees based on its business needs and these decisions will be made by the officers if and when appropriate.

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

ITEM 2.       PROPERTIES.

The Company’s principal executive office and mailing address is 25 E. Grant Street, Woodstown, NJ 08098. Our telephone number is (856) 759-9034.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group, LLC (“Mantua”), a related party, for the store space at 541A Mantua Ave, Paulsboro, NJ 08066 for a monthly rate of $500, which serves as the location for Your Hometown Deli.

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

a)       Market Information

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

b)       Holders

As of March 28, 2019, we had 34 holders of our common stock.

c)       Dividends

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

d)	Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities

None.

Rule 10B-18 Transactions

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

In October 2015, we closed a Regulation D Rule 506 offering in which we offered up to 300,000 units (the “Units”), consisting of one (1) share of Common Stock and two (2) warrants each to purchase one (1) share of Common Stock at an exercise price of $2.50 per share. The Units were offered at a price of $0.75 per Unit and there was no minimum subscription requirement for the investors. Upon completion of the offering, we sold 242,340 Units. The warrants have expired as of December 31, 2018.

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

During the year ended December 31, 2018, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store, however, we recently placed an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  We have attended events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue as we continue to revise our menu and marketing plan to the local taste.

Results of Operations

For the years ended December 31, 2018 and December 31, 2017

We generated $32,205 and $50,432 in revenue for the fiscal year ended December 31, 2018 and 2017, respectively. We incurred operating expenses of $119,505 and $139,239 for the fiscal year ended December 31, 2018 and 2017, respectively. Our operating expenses for the fiscal year ended December 31, 2018 consisted of food, beverage and supplies of $20,172, labor costs of $360, professional fees of $34,096 and general and administrative fees of $48,828 compared to food, beverage and supplies of $35,908, labor costs of $3,453, professional fees of $32,484 and general and administrative expenses of $50,200 for the fiscal year ended December 31, 2017. We had a net loss of $108,843 for the fiscal year ended December 31, 2018 compared to net loss of $104,595 for the fiscal year ended December 31, 2017.

Liquidity and Capital Resources

For the years ended December 31, 2018 and December 31, 2017

As of December 31, 2018, we had total assets of $14,868 and $368,021 in liabilities, respectively. Thus, we had a total stockholders’ deficit of $353,153 as of December 31, 2018. As of December 31, 2017, we had total assets of $27,981 and $297,897 in liabilities, respectively. Thus, we had a total stockholders’ deficit of $269,916 as of December 31, 2017.

As of December 31, 2018, we had a cash balance of $609. Operating activities used $53,544 in cash for the fiscal year ended December 31, 2018. Financing activities provided $48,812 in cash for the fiscal year ended December 31, 2018. As of December 31, 2017, we had a cash balance of $5,341. Operating activities used $47,660 in cash for the fiscal year ended December 31, 2017. Financing activities during the fiscal year ended December 31, 2017 provided $49,156 in cash.

As reflected in the financial statements, the Company used cash in operations of $53,544 and has a net loss of $108,843 and an accumulated deficit of $657,579 for the fiscal year ended December 31, 2018, and has $163,718 in notes in default. These factors raise substantial doubt from our auditor about our ability to continue as a going concern as of December 31, 2018. We have been generating revenue since our soft opening in mid-October, 2015. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to continue generating positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this annual report, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2019. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, we have no current arrangements to issue any securities. Also, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

The Company generates revenue operating a delicatessen. Revenue from the operations of Company-owned delicatessen are recognized when sales occur.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard effective January 1, 2018. The effected impact of this guidance on the balance sheet will be approximately $10,000 in right of use assets and corresponding liabilities.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact on the Company’s revenue recognition policy.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2018 for the Company). The adoption of this guidance did not have a material impact on our financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the new standard effective January 1, 2018, using the modified retrospective transition approach. The adoption of this guidance did not have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Hometown International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hometown International, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a net loss of approximately $108,850, a working capital deficit of approximately $366,500, and an accumulated deficit of approximately $657,600. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2015

Boynton Beach, Florida

March 29, 2019

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

Current Assets
Cash	$609	$5,341
Prepaid expenses	-	1,360
Inventory	906	612
Total Current Assets	1,515	7,313

Leasehold improvements and equipment, net	13,353	20,668

Total Assets	$14,868	$27,981

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Loans payable - related party Accounts payable and accrued expenses	$138,540	$122,478
Due to Officers - related parties	33,963	24,951
Note payable - related party	114,518	69,468
Note payable	81,000	81,000

Total Liabilities	368,021	297,897

Commitments and Contingencies (See Note 7)	-	-

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,242,340 issued and 5,235,340 outstanding (2018), and 5,242,340 issued and outstanding (2017), respectively	523	524
Additional paid-in capital	303,903	278,296
Accumulated deficit	(657,579)	(548,736)

Total Stockholders' Deficit	(353,153)	(269,916)

Total Liabilities and Stockholders' Deficit	$14,868	$27,981

See accompanying notes to consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Sales	$32,205	$50,432

Costs and Expenses
Food, beverage and supplies	20,172	35,908
Labor	360	3,453
Direct operating and occupancy	8,734	9,883
Depreciation	7,315	7,311
Professional fees	34,096	32,484
General and administrative	48,828	50,200

Total cost and expenses	119,505	139,239

Loss from Operations	(87,300)	(88,807)

Other Expenses
Interest Expense	(21,543)	(15,788)
Total Other Expenses	(21,543)	(15,788)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(108,843)	(104,595)

Provision for Income Taxes	-	-

NET LOSS	$(108,843)	$(104,595)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,235,761	5,242,340

See accompanying notes to consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Deficit

For the years ended December 31, 2018 and 2017

	Common stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2016	5,242,340	$524	$247,441	$(444,141)	$(196,176)

In kind contribution of services	-	-	30,855	-	30,855

Net loss for the year ended December 31, 2017	-	-	-	(104,595)	(104,595)

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

Repurchase of common stock	(7,000)	(1)	(5,249)	-	(5,250)

In kind contribution of services	-	-	30,856	-	30,856

Net loss for the year ended December 31, 2018	-	-	-	(108,843)	(108,843)

Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

See accompanying notes to consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(108,843)	$(104,595)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	30,856	30,855
Depreciation expense	7,315	7,311
Changes in operating assets and liabilities:
(Increase) Decrease in inventory	(294)	426
Decrease (Increase) in prepaid expenses	1,360	(1,360)
Increase in accounts payable and accrued expenses	16,062	19,703
Net Cash Used In Operating Activities	(53,544)	(47,660)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from/due to officers	9,012	11,688
Repayment of note payable	(5,000)	(10,000)
Proceeds from note payable	-	20,000
Proceeds from note payable - related party	44,800	27,468
Net Cash Provided by Financing Activities	48,812	49,156

Net (Decrease) Increase in Cash	(4,732)	1,496

Cash at Beginning of Year	5,341	3,845

Cash at End of Year	$609	$5,341

Supplemental disclosure of cash flow information:

Cash paid for interest	$164	$909
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of common stock in exchange for a note payable - related party	$5,250	$-

See accompanying notes to consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

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

On January 18, 2014, Your Hometown Deli, LLC. was formed under the laws of the State of New Jersey. On May 29, 2014, Your Hometown Deli, LLC, entered into a Membership Interest Purchase Agreement with Hometown International, Inc. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of Hometown International, Inc. with Your Hometown Deli, LLC, as the accounting acquirer). The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 5,000,000 shares issued to the shareholder of Your Hometown Deli, LLC, in conjunction with the share exchange transaction has been presented as outstanding for all periods.

The Company’s accounting year end is December 31, which was the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying December 31, 2018 and 2017, consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 0 shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended December 31, 2018 and 2017, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We adopted the new standard effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

The Company's income tax expense differed from the statutory rates (federal 21% and state 9%) as follows:

	December 31, 2018	December 31, 2017

Expected tax expense (benefit) - Federal	$(20,800)	$(19,988)
Expected tax expense (benefit) - State	(9,796)	(9,414)
Non-deductible expenses	8,674	8,673
Change in valuation allowance	21,922	20,729
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:

Net operating loss carryforwards	$143,248	$121,326
Total deferred tax assets	(143,248)	(121,326)
Less: valuation allowance	143,248	121,326
Net deferred tax asset recorded	$-	$-

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

As of December 31, 2018 and 2017, the Company has a net operating loss carry forward of approximately $509,598 and $431,610 available to offset future taxable income through December 31, 2038. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize approximately $121,000 of the net operating loss carryforwards before they will expire through the year 2037 and approximately $22,000 of net operating loss carryforwards that have no expiration date.

The net change in the valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $21,922 and $20,729, respectively.

The company’s federal income tax returns for the years 2015-2018 remain subject to examination by the Internal Revenue Service through 2022.

(G) Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

(H) Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

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

AS OF DECEMBER 31, 2018 AND 2017

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

(J) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard effective January 1, 2018. The effected impact of this guidance on the balance sheet will be approximately $10,000 in right of use assets and corresponding liabilities.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact on the Company’s revenue recognition policy.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2018 for the Company). The adoption of this guidance did not have a material impact on our financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the new standard effective January 1, 2018, using the modified retrospective transition approach. The adoption of this guidance did not have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us commencing on January 1, 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our financial statements.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $906.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $184 for the years ended December 31, 2018 and 2017, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(23,222)	(15,907)
Leasehold Improvements and Equipment, Net	$13,353	$20,668

Depreciation expense was $7,315 and $7,311 for the years ended December 31, 2018 and 2017, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On November 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of December 31, 2018, the Company accrued $11 in interest expense (See Note 8).

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of December 31, 2018, the Company accrued $171 in interest expense (See Note 8).

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of December 31, 2018, the Company accrued $31 in interest expense (See Note 8).

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of December 31, 2018, the Company accrued $86 in interest expense (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of December 31, 2018, the Company accrued $460 in interest expense (See Note 8).

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of December 31, 2018, the Company accrued $73 in interest expense (See Note 8).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of December 31, 2018, the Company accrued $1,678 in interest expense. The note is currently in default (See Note 8).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of December 31, 2018, the Company paid $164 of interest and accrued $155 in interest expense. On August 3, 2018, the note was extended to December 31, 2018. The note is currently in default (See Note 6(C) and 8).

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. On January 11, 2018, the principal amount was repaid in full (See Note 8).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of December 31, 2018, the Company accrued $1,060 in interest expense. The note is currently in default (See Note 8).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of December 31, 2018, the Company accrued $424 in interest expense. The note is currently in default (See Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of December 31, 2018, the Company accrued $384 in interest expense . The note is currently in default (See Note 8).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of December 31 2018, the Company has accrued $53 in interest expense. The note is currently in default (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of December 31, 2018, the Company has accrued $167 in interest expense. The note is currently in default (See Note 8).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of December 31, 2018, the Company accrued $1,071 in interest expense. The note is currently in default (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2018, the Company accrued $6,373 in interest expense. The note is currently in default (See Note 8).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of December 31, 2018, Company accrued $7,270 in interest expense. The note is currently in default (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the year ended December 31, 2018, certain officers paid an aggregate $9,012 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 8).

As of December 31, 2017, certain officers paid an aggregate $24,951 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 8).

NOTE 5	NOTE PAYABLE

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of December 31, 2018, the Company accrued $3,873 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of December 31, 2018, the Company accrued $6,626 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2018, the Company accrued $3,841 in interest expense. The note is currently in default.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of December 31, 2018, the Company accrued $488 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of December 31, 2018, the Company accrued $7,309 in interest expense. The note is currently in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the year ended December 31, 2018, the Company recorded $30,856 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Common stock repurchase

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of December 31, 2018, the Company paid $164 of interest and accrued $155 in interest expense. On August 3, 2018, the note was extended to December 31, 2018. The note is currently in default (See Note 3 and 8).

(D) Warrants

The following tables summarize all warrant grants for the year ended December 31, 2018 and 2017, respectively, and the related changes during the period are presented below.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

Balance at December 31, 2016	484,680		$2.50
Granted	—		—
Exercised	—		—
Forfeited	(484,680)		(2.50)
Balance at December 31, 2017	—	$
Granted	—		—
Exercised	—		—
Forfeited	—
Balance at December 31, 2018	—		$—
Warrants exercisable at December 31, 2018	—		$—

For the year ended December 31, 2017, warrants were fully expired.

NOTE 7	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the years ended December 31, 2018 and 2017, the Company had a rent expense of $6,000 and $6,000, respectively (See Note 8).

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the years ended December 31, 2018 and 2017, the Company had a rent expense of $6,000 and $6,000, respectively (See Note 7).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of December 31, 2018, the Company accrued $1,071 in interest expense. The note is currently in default (See Note 3).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of December 31, 2018, the Company accrued $53 in interest expense. The note is currently in default (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of December 31, 2018, the Company accrued $167 in interest expense. The note is currently in default (See Note 3).

On November 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of December 31, 2018, the Company accrued $11 in interest expense (See Note 3).

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of December 31, 2018, the Company accrued $171 in interest expense (See Note 3).

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of December 31, 2018, the Company accrued $31 in interest expense (See Note 3).

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of December 31, 2018, the Company accrued $86 in interest expense (See Note 3).

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of December 31, 2018, the Company accrued $460 in interest expense (See Note 3).

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of December 31, 2018, the Company accrued $73 in interest expense (See Note 3).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of December 31, 2018, the Company accrued $1,678 in interest expense. The note is currently in default (See Note 3).

On December 27, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. On January 11, 2018, the principal amount was repaid in full (See Note 3).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of December 31, 2018, the Company accrued $1,060 in interest expense. The note is currently in default (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of December 31, 2018, the Company accrued $4240 in interest expense . The note is currently in default (See Note 3).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of December 31, 2018, the Company accrued $384 in interest expense. The note is currently in default (See Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2018, the Company accrued $6,373 in interest expense. The note is currently in default (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of December 31, 2018, Company accrued $7,270 in interest expense. The note is currently in default (See Note 3).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of December 31, 2018, the Company paid $164 of interest and accrued $242 in interest expense. On August 3, 2018, the note was extended to December 31, 2018. The note is currently in default (See Notes 3 and 6(C)).

For the year ended December 31, 2018, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

For the year ended December 31, 2017, the Company recorded $30,856 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

During the year ended December 31, 2018, certain officers paid an aggregate $9,012 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

As of December 31, 2017, certain officers paid an aggregate $24,951 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

NOTE 9	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $53,544, has an accumulated deficit of $657,579, has a net loss of $108,843 for the year ended December 31, 2018 and has $163,718 in notes in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENT

On February 28, 2019 the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2018 for the material weakness describe below.

b)	Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2018 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

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

c)	Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors and the positions they hold as of the date hereof. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

Name	Age	Position
Paul F. Morina	60	President, Chief Executive Officer, Chief Financial Officer and Director
Christine T. Lindenmuth	44	Vice President and Director
Beth Floyd	37	Secretary

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

Committees

The Board has no standing committees.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics and Business of Conduct

The Company does not currently have a written code of ethics and business of conduct policy.

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

Directors Compensation

Our directors are not compensated.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We do not have any employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Common Stock and by the officers and directors, individually and as a group as of the date hereof. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Paul F. Morina, President, CEO, CFO & Director	2,500,000	47.75%
Christine T. Lindenmuth, Vice President	2,500,000	47.75%
Beth Floyd, Secretary	0	0%

All Executive Officers and Directors as a group (1 person)	5,000,000	95.50%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Hometown International, Inc, 25 E. Grant Street, Woodstown, NJ 08098.
(1)	Based on 5,235,340 shares of common stock outstanding. For purposes of this table, 7,000 treasury shares of Class A common stock are not deemed to be outstanding.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group LLC, for which our President is a member of, for its store space at a monthly rate of $500. The amount of rent was determined by current market rate for retail space in the area and discounted slightly because the tenants would be financing most of the leasehold improvements. As of the date hereof, the operating lease agreement has been fully executed but Mantua has granted the Company an extension to start paying rent starting on January 1, 2016. $6,000 of rent expense was recorded for each year ended December 31, 2018 and December 31, 2017.

On August 1, 2014, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC where Beth Floyd is a part time employee, to receive administrative and other miscellaneous services. The consulting agreement covers all of the back office services provided for the Company and additionally all of the work necessary to complete company filings as a public company and other work necessary to keep the Company compliance with the SEC. The Company is required to pay $8,000 a month which was determined by current market rate of consultant in the area with similar background and experience in the fast-food business. The agreement is to remain in effect unless either party desires to cancel the agreement. The agreement was terminated in November, 2016.

On October 16, 2014, the Company entered into an unsecured promissory note with Christine Lindemuth in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

On November 9, 2015, the Company entered into an unsecured promissory note with Peter Coker, a related party, in the amount of $20,000. Pursuant to terms of the note, the note is bearing an interest at 10% and due on November 12, 2016. As of December 31, 2018, the Company accrued $7,270 in interest expense. The note is currently in default.

On March 21, 2016, the Company entered into an unsecured promissory note with Lawrence Reichard in the amount of $20,000. Pursuant to the terms on the note, the note is bearing 10% interest, unsecured and due March 21, 2017. As of December 31, 2018, the Company accrued $6,373 in interest expense. The note is currently in default.

On January 19, 2017, the Company entered into an unsecured promissory note with Shoaleh C. Monadjemi Colombi in exchange for $5,000. Pursuant to terms of the note, the note is bearing interest at 10% and is due on January 19, 2018. As of December 31, 2018, the Company accrued $1,071 in interest expense. The note is currently in default.

On July 19, 2017, the Company entered into an unsecured promissory note with Troy Capital Ventures, LLC in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of December 31, 2018, the Company accrued $53 in interest expense. The note is currently in default.

On August 9, 2017, the Company entered into an unsecured promissory note with Troy Capital Ventures, LLC in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of December 31, 2018, the Company has accrued $167 in interest expense. The note is currently in default.

On August 15, 2017, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of December 31, 2018, the Company accrued $384 in interest expense . The note is currently in default.

On October 26, 2017, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of December 31, 2018, the Company accrued $424 in interest expense. The note is currently in default.

On November 15, 2017, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of December 31, 2018, the Company accrued $1,060 in interest expense. The note is currently in default

On December 27, 2017, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on December 27, 2018. On January 11, 2018 this loan was repaid in full.

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of December 31, 2018, the Company accrued $155 in interest expense and paid $164 of interest. On August 3, 2018, the note was extended to December 31, 2018. The note is currently in default.

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of December 31, 2018, the Company accrued $1,678 in interest expense. The note is currently in default.

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of December 31, 2018, the Company accrued $73 in interest expense.

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of December 31, 2018, the Company accrued $460 in interest expense.

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of December 31, 2018, the Company accrued $86 in interest expense.

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of December 31, 2018, the Company accrued $31 in interest expense.

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of December 31, 2018, the Company accrued $171 in interest expense.

On November 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of December 31, 2018, the Company accrued $11 in interest expense.

As of December 31, 2017, certain officers paid an aggregate $24,951 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.

During the year ended December 31, 2018, certain officers paid an aggregate $9,012 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.

For the year ended December 31, 2018, the Company recorded $30,856 as in kind contribution of services provided by President and Vice President of the Company.

For the year ended December 31, 2017, the Company recorded $30,855 as in kind contribution of services provided by President and Vice President of the Company.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $18,538 and $19,614 for the fiscal year ended December 31, 2018 and 2017, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed $0 and $0, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements and Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules: None

3. Exhibits

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Membership Interest Purchase Agreement dated May 29, 2014 among Paul F. Morina, Christine Lindenmuth and the Company (1)
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (2)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (3)
10.5	Stock Repurchase Agreement dated as of January 22, 2018 by and among Hometown International Inc. and Benchmark Capital LLC (4)
10.6	Promissory Note dated as of January 22, 2018 in the original principal amount of $5,250 issued to Benchmark Capital LLC (4)
21.1	List of Subsidiary (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)) *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18. U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the Company’s Confidential Submission Registration Statement on Form S-1 filed with the SEC on June 8, 2015.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2015.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2016.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN INTERNATIONAL, INC.

Date: March 29, 2019	By:	/s/ Paul F. Morina
Paul F. Morina
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul F. Morina	President, Chief Executive Officer,	March 29, 2019
Paul F. Morina	Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Christine Lindenmuth	Vice President and Director	March 29, 2019
Christine Lindenmuth

