Form 10-Q
period 2019-03-31
HOMETOWN INTERNATIONAL, INC.
filed 2019-05-14
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2019

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

(856) 759-9034

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

As of May 14, 2019, the registrant had 5,235,340 shares of its common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three Months Ended March 31, 2019 and 2018

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2019	December 31, 2018
	(Unaudited)

Current Assets
Cash	$463	$609
Inventory	602	906
Total Current Assets	1,065	1,515

Leasehold improvements and equipment, net	11,549	13,353

Total Assets	$12,614	$14,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$158,018	$138,540
Due to Officers - related parties	34,960	33,963
Note payable - related party	126,518	114,518
Note payable	81,000	81,000

Total Liabilities	400,496	368,021

Commitments and Contingencies (See Note 7)	—	—

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,235,340 and 5,235,340 issued and outstanding, respectively	523	523
Additional paid-in capital	311,617	303,903
Accumulated deficit	(700,022)	(657,579)

Total Stockholders’ Deficit	(387,882)	(353,153)

Total Liabilities and Stockholders’ Deficit	$12,614	$14,868

See accompanying notes to unaudited condensed consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Sales	$4,608	$8,635

Costs and Expenses
Food, beverage and supplies	3,951	3,690
Labor	—	136
Direct operating and occupancy	2,527	3,231
Depreciation	1,804	1,804
Professional fees	20,749	16,829
General and administrative	11,782	12,630

Total cost and expenses	40,813	38,320

Loss from Operations	(36,205)	(29,685)

Other Expenses
Interest Expense	(6,238)	(4,755)
Total Other Expenses	(6,238)	(4,755)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(42,443)	(34,440)

Provision for Income Taxes	—	—

NET LOSS	$(42,443)	$(34,440)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,235,340	5,237,050

See accompanying notes to unaudited condensed consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2019 and 2018

	Common stock		Additional		Total
	Shares	Amount	paid-in capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

Repurchase of common stock	(7,000)	(1)	(5,249)	—	(5,250)

In kind contribution of services	—	—	7,714	—	7,714

Net loss for the three months ended March 31, 2018	—	—	—	(34,440)	(34,440)

Balance, March 31, 2018 (Unaudited)	5,235,340	$523	$280,761	$(583,176)	$(301,892)

Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

In kind contribution of services	—	—	7,714	—	7,714

Net loss for the three months ended March 31, 2019	—	—	—	(42,443)	(42,443)

Balance, March 31, 2019 (Unaudited)	5,235,340	$523	$311,617	$(700,022)	$(387,882)

See accompanying notes to unaudited condensed consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net Loss	$(42,443)	$(34,440)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,714	7,714
Depreciation expense	1,804	1,804
Changes in operating assets and liabilities:
(Increase) Decrease in inventory	304	(161)
Decrease in prepaid expenses	—	1,360
Increase in accounts payable and accrued expenses	19,478	4,995
Net Cash Used In Operating Activities	(13,143)	(18,728)

Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from/due to officers	997	—
Proceeds from note payable - related party, net of repayment	12,000	14,101
Net Cash Provided by Financing Activities	12,997	14,101

Net Decrease in Cash	(146)	(4,627)

Cash at Beginning of Period	609	5,341

Cash at End of Period	$463	$714

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of common stock in exchange for a note payable - related party	$—	$5,250

See accompanying notes to unaudited condensed consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

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

(B) Principles of Consolidation

The accompanying March 31, 2019 and 2018, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents and potentially dilutive securities outstanding for the three months ended March 31, 2019 and 2018, respectively.

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

AS OF MARCH 31, 2019

(UNAUDITED)

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

(J) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard effective January 1, 2019. The Company elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed statements of operations on a straight-line basis over the lease term. The adoption of this guidance did not have a material impact on our financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $602.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $0 for the years ended March 31, 2019 and 2018, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(25,026)	(23,222)
Leasehold Improvements and Equipment, Net	$11,549	$13,353

Depreciation expense was $1,804 and $1,804 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On February 28, 2019 the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of March 31, 2019, the Company accrued $100 in interest expense (See Note 8).

On November 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of March 31, 2019, the Company accrued $42 in interest expense (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of March 31, 2019, the Company accrued $402 in interest expense (See Note 8).

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of March 31, 2019, the Company accrued $62 in interest expense (See Note 8).

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of March 31, 2019, the Company accrued $149 in interest expense (See Note 8).

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of March 31, 2019, the Company accrued $736 in interest expense (See Note 8).

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of March 31, 2019, the Company accrued $113 in interest expense (See Note 8).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of March 31, 2019, the Company accrued $2,199 in interest expense. The note is currently in default (See Note 8).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of March 31, 2019, the Company paid $164 of interest and accrued $233 in interest expense. The note is currently in default (See Note 6(C) and 8).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of March 31, 2019, the Company accrued $1,467 in interest expense. The note is currently in default (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of March 31, 2019, the Company accrued $521 in interest expense. The note is currently in default  (See Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of March 31, 2019, the Company accrued $459 in interest expense. The note is currently in default (See Note 8).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of March 31, 2019 the Company has accrued $63 in interest expense. The note is currently in default (See Note 8).

On August 9, 2017, the Company entered into an unsecured promissory note with a related  party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of March 31, 2019, the Company has accrued $199 in interest expense. The note is currently in default (See Note 8).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of March 31, 2019, the Company accrued $1,225 in interest expense. The note is currently in default (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2019, the Company accrued $7,038 in interest expense. The note is currently in default  (See Note 8).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of March 31, 2019, Company accrued $7,958 in interest expense. The note is currently in default (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the three months ended March 31, 2019, certain officers paid an aggregate $997 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of March 31, 2019, the balance due to officers was $34,960 (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

NOTE 5	NOTE PAYABLE

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of March 31, 2019, the Company accrued $4,475 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered  into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of March 31, 2019, the Company accrued $7,423 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2019, the Company accrued $4,240 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of March 31, 2019, the Company accrued $ 533 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of March 31, 2019, the Company accrued $7,997 in interest expense. The note is currently in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the three months ended March 31, 2019, the Company recorded $7,714 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Common stock repurchase

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of March 31, 2019, the Company paid $164 of interest and accrued $233 in interest expense. The note is currently in default (See Note 3 and 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

NOTE 7	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the three months ended March 31, 2019 and 2018, the Company had a rent expense of $1,500 and $1,500, respectively (See Note 8). The adoption of ASU 2016-02 “Leases” on January 1, 2019 did not have a material impact on our financial statements.

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. For the three months ended March 31, 2019 and 2018, the Company had a rent expense of $1,500 and $1,500, respectively (See Note 7).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of December 31, 2018, the Company accrued $1,225 in interest expense. The note is currently in default (See Note 3).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of March 31, 2019, the Company accrued $63 in interest expense. The note is currently in default (See Note 3).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of December 31, 2018, the Company accrued $199 in interest expense. The note is currently in default (See Note 3).

On February 28, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of December 31, 2018, the Company accrued $100 in interest expense (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

On November 27, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of March 31, 2019, the Company accrued $42 in interest expense  (See Note 3).

On October 23, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of March 31, 2019, the Company accrued $402 in interest expense  (See Note 3).

On September 27, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of March 31, 2019, the Company accrued $62 in interest expense  (See Note 3).

On August 23, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of March 31, 2019, the Company accrued $149 in interest expense  (See Note 3).

On July 26, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of March 31, 2019, the Company accrued $736 in interest expense  (See Note 3).

On July 9, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of March 31, 2019, the Company accrued $113 in interest expense  (See Note 3).

On February 22, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of March 31, 2019, the Company accrued $2,199 in interest expense. The note is currently in default (See Note 3).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of March 31, 2019, the Company accrued $1,467 in interest expense. The note is currently in default (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of March 31, 2019, the Company accrued $521 in interest expense. The note is currently in default (See Note 3).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of March 31, 2019, the Company accrued $459 in interest expense. The note is currently in default   (See Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2019, the Company accrued $7,038 in interest expense. The note is currently in default  (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of March 31, 2019, Company accrued $7,958 in interest expense. The note is currently in default (See Note 3).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of March 31, 2019, the Company paid $164 of interest and accrued $233 in interest expense. The note is currently in default (See Notes 3 and 6(C)).

For the three months ended March 31, 2019 and 2018, the Company recorded $7,714 and $7,714 as in kind contribution of services provided by President and Vice President of the Company, respectively (See Note 6(B)).

During the three months ended March 31, 2019 and 2018, certain officers paid an aggregate $997 and $101 in expenses on Company’s behalf as an advance, respectively. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand (See Note 4).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $13,143, has an accumulated deficit of $700,022, has a net loss of $42,443 for the three months ended March 31, 2019 and has $163,718 in notes in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

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

During the quarter ended March 31, 2019, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store. We expect our losses to continue as we continue to revise our menu and marketing plan to the local taste.

As reflected in the unaudited financial statements, the Company used cash in operations of $13,143 and has an accumulated deficit of $700,022 and a net loss of $42,443 for the three months ended March 31, 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

Results of Operations - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We generated revenue of $4,608 and $8,635 for the three months ended March 31, 2019 and 2018, respectively. The decrease in revenue is mainly attributed to reduction in cutomers. The total cost and expenses was $40,813 for the three months ended March 31, 2019, compared to $38,320 for the three months ended March 31, 2018. We incurred loss from operations of $36,205 and $29,685 for the three months ended March 31, 2019 and 2018, respectively. The increase in loss from operations is mainly attributed to increase in total costs and expenses partially offset by our decrease in revenue, during the three months ended March 31, 2019, as compared to the same period

Due to the described factors above, we had a net loss of $42,443 and $34,440 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of March 31, 2019, we had total assets of $12,614, consisting of $11,549 in leasehold improvements, $602 in inventory and $463 in cash. Our liabilities as of March 31, 2019 were $400,496, which comprised of $158,018 in accounts payable and accrued expenses, $34,960 due to certain officers, $126,518 in note payable due to related parties and $81,000 in note payable. As of March 31, 2019, we had a working capital deficit of $399,431.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Net Cash Used in Operating Activities	$(13,143)	$(18,728)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	$12,997	$14,101
Net Decrease in Cash and Cash Equivalents	$(146)	$(4,627)

For the three months ended March 31, 2019, we had used cash of $13,143 for operating activities and financing activities provided $12,997. We had a net decrease of $146 for the three months ended March 31, 2019. For the three months ended March 31, 2018, we had used cash of $18,728 for operating activities and financing activities provided $14,101. We had a net decrease of $4,627 for the three months ended March 31, 2018.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

The Company used cash in operations of $13,143 and has an accumulated deficit of $700,022 and a net loss of $42,443 for the three months ended March 31, 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard effective January 1, 2019. The adoption of this guidance did not have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2019 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of March 31, 2019 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

c)	Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the first fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2019, the following notes payable were in default:

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of March 31, 2019, the Company accrued $2,199 in interest expense. The note is currently in default.

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of March 31, 2019, the Company paid $164 of interest and accrued $233 in interest expense. The note is currently in default.

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of March 31, 2019, the Company accrued $1,467 in interest expense. The note is currently in default.

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of March 31, 2019, the Company accrued $521 in interest expense. The note is currently in default.

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of March 31, 2019, the Company accrued $459 in interest expense. The note is currently in default.

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of March 31, 2019, the Company has accrued $199 in interest expense. The note is currently in default.

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of March 31, 2019, the Company has accrued $63 in interest expense. The note is currently in default.

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of March 31, 2019, the Company accrued $4,475 in interest expense. The note is currently in default.

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of March 31, 2019, the Company accrued $1,225 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of March 31, 2019, the Company accrued $7,423 in interest expense. The note is currently in default.

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2019, the Company accrued $7,038 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of March 31, 2019, the Company accrued $4,240 in interest expense. The note is currently in default.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of March 31, 2019, the Company accrued $7,997 in interest expense. The note is currently in default.

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of March 31, 2019, Company accrued $7,958 in interest expense. The note is currently in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Membership Interest Purchase Agreement dated May 29, 2014 among Paul F. Morina, Christine Lindenmuth and the Company (1)
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (2)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (3)
10.5	Stock Repurchase Agreement dated as of January 22, 2018 by and among Hometown International Inc. and Benchmark Capital LLC (4)
10.6	Promissory Note dated as of January 22, 2018 in the original principal amount of $5,250 issued to Benchmark Capital LLC (4)
21.1	List of Subsidiary (1)
31.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 *
31.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 *
32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 *
32.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT of 2002 *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the Company’s Confidential Submission Registration Statement on Form S-1 filed with the SEC on June 8, 2015.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2015.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2016.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2019

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)