Form 10-Q
period 2019-06-30
HOMETOWN INTERNATIONAL, INC.
filed 2019-08-13
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2019

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

Yes  ☐    No  ☒

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

Yes  ☐    No  ☒

As of August 13, 2019, the registrant had 5,235,340 shares of its common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Six Months Ended June 30, 2019 and 2018

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)

ASSETS

Current Assets
Cash	$269	$609
Inventory	694	906
Total Current Assets	963	1,515

Leasehold improvements and equipment, net	9,726	13,353

Total Assets	$10,689	$14,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$168,677	$138,540
Due to Officers - related parties	38,414	33,963
Note payable - related party	152,618	114,518
Note payable	81,000	81,000

Total Liabilities	440,709	368,021

Commitments and Contingencies (See Note 7)	-	-

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,235,340 and 5,235,340 issued and outstanding, respectively	523	523
Additional paid-in capital	319,331	303,903
Accumulated deficit	(749,874)	(657,579)

Total Stockholders’ Deficit	(430,020)	(353,153)

Total Liabilities and Stockholders’ Deficit	$10,689	$14,868

See accompanying notes to unaudited condensed consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales	$4,205	$9,313	$8,813	$17,948

Costs and Expenses
Food, beverage and supplies	4,469	7,360	8,420	11,050
Labor	-	-	-	136
Direct operating and occupancy	2,367	1,244	4,894	4,475
Depreciation	1,823	1,823	3,627	3,627
Professional fees	11,461	7,707	32,210	24,536
General and administrative	27,188	12,054	38,970	24,684

Total cost and expenses	47,308	30,188	88,121	68,508

Loss from Operations	(43,103)	(20,875)	(79,308)	(50,560)

Other Expenses
Interest Expense	(6,749)	(5,288)	(12,987)	(10,043)
Total Other Expenses	(6,749)	(5,288)	(12,987)	(10,043)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(49,852)	(26,163)	(92,295)	(60,603)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(49,852)	$(26,163)	$(92,295)	$(60,603)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,235,340	5,235,340	5,235,340	5,236,190

See accompanying notes to unaudited condensed consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

Repurchase of common stock	(7,000)	(1)	(5,249)	-	(5,250)

In kind contribution of services	-	-	15,428	-	15,428

Net loss for the six months ended June 30, 2018	-	-	-	(60,603)	(60,603)

Balance, June 30, 2018 (Unaudited)	5,235,340	$523	$288,475	$(609,339)	$(320,341)

Balance, March 31, 2018 (Unaudited)	5,242,340	$523	$280,761	$(583,176)	(301,892)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended June 30, 2018	-	-	-	(26,163)	(26,163)

Balance, June 30, 2018 (Unaudited)	5,242,340	$523	$288,475	$(609,339)	$(320,341)

Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

In kind contribution of services	-	-	15,428	-	15,428

Net loss for the six months ended June 30, 2019	-	-	-	(92,295)	(92,295)

Balance, June 30, 2019 (Unaudited)	5,235,340	$523	$319,331	$(749,874)	$(430,020)

Balance, March 31, 2019 (Unaudited)	5,235,340	$523	$311,617	$(700,022)	$(387,882)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended June 30, 2019	-	-	-	(49,852)	(49,852)

Balance, June 30, 2019 (Unaudited)	5,235,340	$523	$319,331	$(749,874)	$(430,020)

See accompanying notes to unaudited condensed consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net Loss	$(92,295)	$(60,603)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,428	15,428
Depreciation expense	3,627	3,627
Changes in operating assets and liabilities:
(Increase) Decrease in inventory	212	(220)
Decrease in prepaid expenses	-	901
Increase in accounts payable and accrued expenses	30,137	20,161
Net Cash Used In Operating Activities	(42,891)	(20,706)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from/due to officers	4,451	2,288
Repayment of note payable	-	(5,000)
Proceeds from note payable - related party, net of repayment	38,100	19,000
Net Cash Provided by Financing Activities	42,551	16,288

Net Decrease in Cash	(340)	(4,418)

Cash at Beginning of Period	609	5,341

Cash at End of Period	$269	$923

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of common stock in exchange for a note payable - related party	$-	$5,250

See accompanying notes to unaudited condensed consolidated financial statement

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

(B) Principles of Consolidation

The accompanying June 30, 2019 and 2018, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents and potentially dilutive securities outstanding for the three and six months ended June 30, 2019 and 2018, respectively.

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

AS OF JUNE 30, 2019

(UNAUDITED)

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

AS OF JUNE 30, 2019

(UNAUDITED)

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

The Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 on August 12, 2019 (the “application date”). The adoption of ASU 2016-02 will have a material impact on its consolidated balance sheet as the Company will record material assets and obligations primarily related to its store space lease. The Company expects to record right-of-use and the corresponding operating lease liability of approximately $10,000 based on the present value of the remaining minimum rental payments using discount rates as of the application date. The Company does not expect to have a material impact on its consolidated statement of income or statement of cash flows.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $694.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $0 for the three and six ended June 30, 2019 and 2018, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(26,849)	(23,222)
Leasehold Improvements and Equipment, Net	$9,726	$13,353

Depreciation expense was $3,627 and $3,627 for the six months ended June 30, 2019 and 2018, respectively.

Depreciation expense was $1,823 and $1,823 for the three months ended June 30, 2019 and 2018, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

NOTE 3	NOTE PAYABLE – RELATED PARTY

On June 20, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 20, 2020 (See Note 8).

On June 13, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $15,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 13, 2020. As of June 30, 2019, the Company accrued $70 in interest expense  (See Note 8).

On May 16, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $11,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on May 16, 2020. As of June 30, 2019, the Company accrued $137 in interest expense  (See Note 8).

On February 28, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of June 30, 2019, the Company accrued $405 in interest expense  (See Note 8).

On November 27, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of June 30, 2019, the Company accrued $73 in interest expense  (See Note 8).

On October 23, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of June 30, 2019, the Company accrued $639 in interest expense  (See Note 8).

On September 27, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of June 30, 2019, the Company accrued $94 in interest expense  (See Note 8).

On August 23, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of June 30, 2019, the Company accrued $213 in interest expense  (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

On July 26, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of June 30, 2019, the Company accrued $1,019 in interest expense. The note is currently in default (See Note 8).

On July 9, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of June 30, 2019, the Company accrued $153 in interest expense. The note is currently in default (See Note 8).

On February 22, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of June 30, 2019, the Company accrued $2,734 in interest expense. The note is currently in default (See Note 8).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of June 30, 2019, the Company paid $164 of interest and accrued $311 in interest expense. On August 3, 2018, the note was extended to December 31, 2018. The note is currently in default (See Note 6(C) and 8).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of June 30, 2019, the Company accrued $1,756 in interest expense. The note is currently in default (See Note 8).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of June 30, 2019, the Company accrued $619 in interest expense. The note is currently in default  (See Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of June 30, 2019, the Company accrued $536 in interest expense. The note is currently in default (See Note 8).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of June 30, 2019 the Company has accrued $73 in interest expense. The note is currently in default (See Note 8).

On August 9, 2017, the Company entered into an unsecured promissory note with a related  party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of June 30, 2019, the Company has accrued $232 in interest expense. The note is currently in default (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of June 30, 2019, the Company accrued $1,381 in interest expense. The note is currently in default (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2019, the Company accrued $7,719 in interest expense. The note is currently in default  (See Note 8).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of June 30, 2019, Company accrued $8,662 in interest expense. The note is currently in default (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the six months ended June 30, 2019, certain officers paid an aggregate $4,451 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of June 30, 2019, the balance due to officers was $38,414 (See Note 8).

NOTE 5	NOTE PAYABLE

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of June 30, 2019, the Company accrued $5,092 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered  into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of June 30, 2019, the Company accrued $8,240 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2019, the Company accrued $4,650 in interest expense. The note is currently in default.

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of June 30, 2019, the Company accrued $ 577 in interest expense.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of June 30, 2019, the Company accrued $ 8,703 in interest expense. The note is currently in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

 (A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the three and six months ended June 30, 2019, the Company recorded $7,714 and $15,428 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Common stock repurchase

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of June 30, 2019, the Company paid $164 of interest and accrued $311 in interest expense. On August 3, 2018, the note was extended to December 31, 2018. The note is currently in default (See Note 3 and 8).

NOTE 7	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 (See Note 10).

For the three months ended June 30, 2019 and 2018, the Company had a rent expense of $1,500 and $1,500, respectively. For the six months ended June 30, 2019 and 2018, the Company had a rent expense of $3,000 and $3,000, respectively (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 (See Note 10). For the three months ended June 30, 2019 and 2018, the Company had a rent expense of $1,500 and $1,500, respectively For the six months ended June 30, 2019 and 2018, the Company had a rent expense of $3,000 and $3,000, respectively (See Note 7).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of June 30, 2019, the Company accrued $1,381 in interest expense. The note is currently in default (See Note 3).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of June 30, 2019, the Company accrued $73 in interest expense. The note is currently in default (See Note 3).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of June 30, 2019, the Company accrued $232 in interest expense. The note is currently in default (See Note 3).

On February 28, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of June 30, 2019, the Company accrued $405 in interest expense (See Note 3).

On November 27, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of June 30, 2019, the Company accrued $73 in interest expense  (See Note 3).

On October 23, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of June 30, 2019, the Company accrued $639 in interest expense  (See Note 3).

On September 27, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of June 30, 2019, the Company accrued $94 in interest expense  (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

On August 23, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of June 30, 2019, the Company accrued $213 in interest expense  (See Note 3).

On July 26, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of June 30, 2019, the Company accrued $1,019 in interest expense. The note is currently in default (See Note 3).

On July 9, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of June 30, 2019, the Company accrued $153 in interest expense. The note is currently in default (See Note 3).

On February 22, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of June 30, 2019, the Company accrued $2,734 in interest expense. The note is currently in default (See Note 3).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of June 30, 2019, the Company accrued $1,756 in interest expense. The note is currently in default (See Note 3).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of June 30, 2019, the Company accrued $619 in interest expense. The note is currently in default (See Note 3).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of June 30, 2019, the Company accrued $536 in interest expense. The note is currently in default   (See Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2019, the Company accrued $7,719 in interest expense. The note is currently in default  (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of June 30, 2019, Company accrued $8,662 in interest expense. The note is currently in default (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. As of June 30, 2019, the Company paid $164 of interest and accrued $311 in interest expense. On August 3, 2018, the note was extended to December 31, 2018. The note is currently in default (See Notes 3 and 6(C)).

For the three and six months ended June 30, 2019, the Company recorded $7,714 and $15,428 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

During the six months ended June 30, 2019, certain officers paid an aggregate $4,451 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of June 30, 2019, the balance due to officers was $38,144 (See Note 4).

On May 16, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $11,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on May 16, 2020. As of June 30, 2019, the Company accrued $137 in interest expense  (See Note 3).

On June 13, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $15,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 13, 2020. As of June 30, 2019, the Company accrued $70 in interest expense  (See Note 3).

On June 20, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 20, 2020 (See Note 3).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $42,891, has an accumulated deficit of $749,874, has a net loss of $92,295 for the six months ended June 30, 2019 and has $163,718 in notes in default as of June 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENT

On July 16, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 16, 2020.

The Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 on August 12, 2019 (the “application date”). The adoption of ASU 2016-02 will have a material impact on its consolidated balance sheet as the Company will record material assets and obligations primarily related to its store space lease. The Company expects to record right-of-use and the corresponding operating lease liability of approximately $10,000 based on the present value of the remaining minimum rental payments using discount rates as of the application date. The Company does not expect to have a material impact on its consolidated statement of income or statement of cash flows.

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

During the quarter ended June 30, 2019, we continued to refine our menu and operating hours. We have limited advertising using social media and direct mailing to residents in towns around our store. We expect our losses to continue as we continue to revise our menu and marketing plan to the local taste.

As reflected in the unaudited financial statements, the Company used cash in operations of $42,891 and has an accumulated deficit of $749,874 and a net loss of $92,295 for the six months ended June 30, 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

We generated revenue of $4,205 and $9,313 for the three months ended June 30, 2019 and 2018, respectively. The decrease in revenue is mainly attributed to the bad weather that ensured during the second quarter of 2019, which caused the delicatessen to either close or reduce the hours of operations. The total cost and expenses were $47,308 for the three months ended June 30, 2019, compared to $30,188 for the three months ended June 30, 2018. We incurred loss from operations of $43,103 and $20,875 for the three months ended June 30, 2019 and 2018, respectively. The increase of $22,228 in loss from operations is mainly attributed to our decrease in revenue during the three months ended June 30, 2019 as compared to the same period in the prior year.

Due to the described factors above, we had a net loss of $49,852 and $26,163 for the three months ended June 30, 2019 and 2018, respectively.

Results of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

We generated revenue of $8,813 and $17,948 for the six months ended June 30, 2019 and 2018, respectively. The decrease in revenue is mainly attributed to the bad weather that ensured during the first six months of 2019, which caused the delicatessen to either close or reduce the hours of operations. The total cost and expenses were $88,121 for the six months ended June 30, 2019, compared to $68,508 for the six months ended June 30, 2018. We incurred loss from operations of $79,308 and $50,560 for the six months ended June 30, 2019 and 2018, respectively. The increase of $28,748 in loss from operations is mainly attributed to our decrease in revenue during the six months ended June 30, 2019 as compared to the same period in the prior year.

Due to the described factors above, we had a net loss of $92,295 and $60,603 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had total assets of $10,689, consisting of $9,726 in leasehold improvements, $694 in inventory and $269 in cash. Our total liabilities as of June 30, 2019 were $440,709, which comprised of $168,677 in accounts payable and accrued expenses, $38,414 due to certain officers, $152,618 in notes payable due to related parties and $81,000 in notes payable. As of June 30, 2019, we had a working capital deficit of $439,746.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Net Cash Used in Operating Activities	$(42,891)	$(20,706)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	$42,551	$16,288
Net Decrease in Cash and Cash Equivalents	$(340)	$(4,418)

For the six months ended June 30, 2019, we had used cash of $42,891 for operating activities and financing activities provided $42,551. We had a net decrease of $340 for the six months ended June 30, 2019. For the six months ended June 30, 2018, we had used cash of $20,706 for operating activities and financing activities provided $16,288. We had a net decrease of $4,418 for the six months ended June 30, 2018.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

The Company used cash in operations of $42,891 and has an accumulated deficit of $749,874 and a net loss of $92,295 for the six months ended June 30, 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, while we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 on August 12, 2019 (the “application date”). The adoption of ASU 2016-02 will have a material impact on its consolidated balance sheet as the Company will record material assets and obligations primarily related to its store space lease. The Company expects to record right-of-use and the corresponding operating lease liability of approximately $10,000 based on the present value of the remaining minimum rental payments using discount rates as of the application date. The Company does not expect to have a material impact on its consolidated statement of income or statement of cash flows.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2019 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of June 30, 2019 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

c)	Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of August 13, 2019, the following notes payable were in default:

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of June 30, 2019, the Company accrued $1,019 in interest expense. The note is currently in default

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of June 30, 2019, the Company accrued $153 in interest expense. The note is currently in default.

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of June 30, 2019, the Company accrued $2,734 in interest expense. The note is currently in default.

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of June 30, 2019, the Company paid $164 of interest and accrued $331 in interest expense. The note is currently in default.

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of June 30, 2019, the Company accrued $1,756 in interest expense. The note is currently in default.

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of June 30, 2019, the Company accrued $619 in interest expense. The note is currently in default.

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of June 30, 2019, the Company accrued $536 in interest expense. The note is currently in default.

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of June 30, 2019, the Company has accrued $232 in interest expense. The note is currently in default.

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of June 30, 2019, the Company has accrued $73 in interest expense. The note is currently in default.

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of June 30, 2019, the Company accrued $5,092 in interest expense. The note is currently in default.

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of June 30, 2019, the Company accrued $1,381 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered  into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of June 30, 2019, the Company accrued $8,240 in interest expense. The note is currently in default.

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2019,, the Company accrued $7,719 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of June 30, 2019, the Company accrued $4,650 in interest expense. The note is currently in default.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of June 30, 2019, the Company accrued $ 8,703 in interest expense. The note is currently in default.

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of June 30, 2019, Company accrued $8,662 in interest expense. The note is currently in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group, LLC , a related party, for the store space at 541A Mantua Ave, Paulsboro, NJ 08066 for a monthly rate of $500, which serves as the location for Your Hometown Deli.

On August 12, 2019, the Company and Mantua Creek Group, LLC agreed to extend the lease for an additional two years. The lease will now expire on June 30, 2021.

Item 6. Exhibits.

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Membership Interest Purchase Agreement dated May 29, 2014 among Paul F. Morina, Christine Lindenmuth and the Company (1)
10.3	Lease Agreement by and between Mantua Creek Group, LLC and the Company, dated July 1, 2014 (2)
10.4	Addendum to Lease Agreement by and between Mantua Creek Group, LLC and the Company, dated December 29, 2015 (3)
10.5	Addendum to Lease Agreement by and between Mantua Creek Group, LLC and the Company, dated August 12, 2019 *
10.6	Stock Repurchase Agreement dated as of January 22, 2018 by and among Hometown International Inc. and Benchmark Capital LLC (4)
10.7	Promissory Note dated as of January 22, 2018 in the original principal amount of $5,250 issued to Benchmark Capital LLC (4)
21.1	List of Subsidiary (1)
31.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 *
31.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 *
32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 *
32.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT of 2002 *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to the Company’s Confidential Submission Registration Statement on Form S-1 filed with the SEC on June 8, 2015.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2015.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2016.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2019

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)