Form 10-Q
period 2019-09-30
HOMETOWN INTERNATIONAL, INC.
filed 2019-11-14
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2019

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

(856) 759-9034

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

As of November 14, 2019, the registrant had 5,235,340 shares of common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc. and Subsidiary

Financial Statements for the Nine Months Ended September 30, 2019 and 2018

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS

Current Assets
Cash	$1,373	$609
Inventory	904	906
Total Current Assets	2,277	1,515

Leasehold improvements and equipment, net	7,882	13,353
Operating lease asset, net	9,595	-

Total Assets	$19,754	$14,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$155,673	$138,540
Operating lease liability, current	4,850	-
Due to Officers - related parties	50,154	33,963
Note payable - related party	176,618	114,518
Note payable	81,000	81,000
Total Current Liabilities	468,295	368,021

Long Term Liabilities
Operating lease liability, net of current	4,745	-

Total Liabilities	473,040	368,021

Commitments and Contingencies (See Note 7)	-	-

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,235,340 and 5,235,340 issued and outstanding, respectively	523	523
Additional paid-in capital	327,045	303,903
Accumulated deficit	(780,854)	(657,579)

Total Stockholders’ Deficit	(453,286)	(353,153)

Total Liabilities and Stockholders’ Deficit	$19,754	$14,868

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Sales	$5,225	$6,655	$14,038	$24,603

Costs and Expenses
Food, beverage and supplies	3,196	4,416	11,616	15,466
Labor	-	-	-	136
Direct operating and occupancy	2,329	2,172	7,223	6,647
Depreciation	1,844	1,844	5,471	5,471
Professional fees	9,160	7,710	41,370	32,246
General and administrative	13,143	12,610	52,113	37,294

Total cost and expenses	29,672	28,752	117,793	97,260

Loss from Operations	(24,447)	(22,097)	(103,755)	(72,657)

Other Expenses
Gain on debt settlement	-	1,188	-	1,188
Interest Expense	(6,533)	(5,544)	(19,520)	(15,587)
Total Other Expenses	(6,533)	(4,356)	(19,520)	(14,399)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(30,980)	(26,453)	(123,275)	(87,056)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(30,980)	$(26,453)	$(123,275)	$(87,056)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,235,340	5,235,340	5,235,340	5,235,904

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

Repurchase of common stock	(7,000)	(1)	(5,249)	-	(5,250)

In kind contribution of services	-	-	23,142	-	23,142

Net loss for the nine months ended September 30, 2018	-	-	-	(87,056)	(87,056)

Balance, September 30, 2018 (Unaudited)	5,235,340	$523	$296,189	$(635,792)	$(339,080)

Balance, June 30, 2018 (Unaudited)	5,242,340	$523	$288,475	$(609,339)	(320,341)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended September 30, 2018	-	-	-	(26,453)	(26,453)

Balance, September 30, 2018 (Unaudited)	5,242,340	$523	$296,189	$(635,792)	$(339,080)

Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

In kind contribution of services	-	-	23,142	-	23,142

Net loss for the nine months ended September 30, 2019	-	-	-	(123,275)	(123,275)

Balance, September 30, 2019 (Unaudited)	5,235,340	$523	$327,045	$(780,854)	$(453,286)

Balance, June 30, 2019 (Unaudited)	5,235,340	$523	$319,331	$(749,874)	$(430,020)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended September 30, 2019	-	-	-	(30,980)	(30,980)

Balance, September 30, 2019 (Unaudited)	5,235,340	$523	$327,045	$(780,854)	$(453,286)

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities:
Net Loss	$(123,275)	$(87,056)
Adjustments to reconcile net loss to net cash used in operating activities
In-kind contribution of services	23,142	23,142
Depreciation expense	5,471	5,471
Amortization of operating lease asset	831	-
Changes in operating assets and liabilities:
Decrease in inventory	2	60
Decrease in prepaid expenses	-	1,360
Increase in accounts payable and accrued expenses	17,133	21,314
Decrease in operating lease liability	(831)	-
Net Cash Used In Operating Activities	(77,527)	(35,709)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from/due to officers	16,191	2,858
Repayment of note payable	-	(5,000)
Proceeds from note payable - related party, net of repayment	62,100	34,600
Net Cash Provided by Financing Activities	78,291	32,458

Net Increase (Decrease) in Cash	764	(3,251)

Cash at Beginning of Period	609	5,341

Cash at End of Period	$1,373	$2,090

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$164
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of common stock in exchange for a note payable - related party	$-	$5,250
Operating lease asset obtained for operating lease liability	$10,426	$-

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

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

The Company’s accounting year end is December 31, which is the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents and potentially dilutive securities outstanding for the three and nine months ended September 30, 2019 and 2018, respectively.

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

AS OF SEPTEMBER 30, 2019

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

(J) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As a result, the Company has recorded Right-to-use assets and corresponding Lease obligations as more fully discussed in Note 7.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $904 at September 30, 2019.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $0 for the three and nine ended September 30, 2019 and 2018, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(28,693)	(23,222)
Leasehold Improvements and Equipment, Net	$7,882	$13,353

Depreciation expense was $5,471 and $5,471 for the nine months ended September 30, 2019 and 2018, respectively.

Depreciation expense was $1,844 and $1,844 for the three months ended September 30, 2019 and 2018, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 3	NOTE PAYABLE – RELATED PARTY

On August 13, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 13, 2020. As of September 30, 2019, the Company accrued $160 in interest expense (See Note 8).

On July 16, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 16, 2020. As of September 30, 2019, the Company accrued $251 in interest expense (See Note 8).

On June 13, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $15,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 13, 2020. As of September 30, 2019, the Company accrued $450 in interest expense (See Note 8).

On May 16, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $11,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on May 16, 2020. As of September 30, 2019, the Company accrued $418 in interest expense (See Note 8).

On February 28, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of September 30, 2019, the Company accrued $718 in interest expense (See Note 8).

On June 20, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 20, 2020 (See Note 8).

On November 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of September 30, 2019, the Company accrued $105 in interest expense (See Note 8).

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of September 30, 2019, the Company accrued $882 in interest expense. The note is currently in default (See Note 8).

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of September 30, 2019, the Company accrued $127 in interest expense.  The note is currently in default (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of September 30, 2019, the Company accrued $279 in interest expense. The note is currently in default (See Note 8).

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of September 30, 2019, the Company accrued $1,310 in interest expense. The note is currently in default (See Note 8).

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of September 30, 2019, the Company accrued $195 in interest expense. The note is currently in default (See Note 8).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of September 30, 2019, the Company accrued $3,282 in interest expense. The note is currently in default (See Note 8).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of September 30, 2019, the Company paid $164 of interest and accrued $388 in interest expense. The note is currently in default (See Note 6(C) and 8).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of September 30, 2019, the Company accrued $2,052 in interest expense. The note is currently in default (See Note 8).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of September 30, 2019, the Company accrued $721 in interest expense. The note is currently in default (See Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of September 30, 2019, the Company accrued $615 in interest expense . The note is currently in default (See Note 8).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of September 30, 2019 the Company has accrued $84 in interest expense. The note is currently in default (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of September 30, 2019, the Company has accrued $266 in interest expense. The note is currently in default (See Note 8).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of September 30, 2019, the Company accrued $1,542 in interest expense. The note is currently in default (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2019, the Company accrued $8,418 in interest expense. The note is currently in default (See Note 8).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of September 30, 2019, Company accrued $9,385 in interest expense. The note is currently in default (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 8).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the nine months ended September 30, 2019, certain officers paid an aggregate $16,191 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of September 30, 2019, the balance due to officers was $50,154 (See Note 8).

NOTE 5	NOTE PAYABLE

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of September 30, 2019, the Company accrued $5,724 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of September 30, 2019, the Company accrued $9,079 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2019, the Company accrued $5,069 in interest expense. The note is currently in default.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of September 30, 2019, the Company accrued $ 625 in interest expense.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of September 30, 2019, the Company accrued $ 9,441 in interest expense. The note is currently in default.

NOTE 6	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(B) In kind contribution of services

For the three and nine months ended September 30, 2019 and 2018, the Company recorded $7,714 and $23,142 as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Common stock repurchase

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of September 30, 2019, the Company paid $164 of interest and accrued $388 in interest expense. The note is currently in default (See Note 3 and 8).

NOTE 7	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended September 30, 2019 and 2018, the Company had a rent expense of $1,500 and $1,500, respectively. For the nine months ended September 30, 2019 and 2018, the Company had a rent expense of $4,500 and $4,500, respectively (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

The Company adopted the new lease guidance under Topic 842 using the modified retrospective transition approach, and elected the practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the August 12, 2019 adoption date. This rate was determined to be 10% and the Company determined the initial present value, at inception, of $10,426.

The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as operating lease assets, current operating lease liabilities and non-current operating lease liabilities.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

September 30,
Operating Leases	2019
Operating lease assets – (right of use asset)	$9,595

Operating lease obligations
Operating lease liability, current	4,850
Long-term operating lease liability	4,745
Total lease liability	$9,595

Maturities of lease liabilities at September 30, 2019 are as follows:

Payments:
Remainder of 2019	$1,500
2020	6,000
2021	3,000
Total	10,500
Less: present value discount	(905)
Total lease liability	$9,595

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended September 30, 2019 and 2018, the Company had a rent expense of $1,500 and $1,500, respectively. For the nine months ended September 30, 2019 and 2018, the Company had a rent expense of $4,500 and $4,500, respectively (See Note 7).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand (See Note 3).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of September 30, 2019, the Company accrued $1,542 in interest expense. The note is currently in default (See Note 3).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of September 30, 2019, the Company accrued $84 in interest expense. The note is currently in default (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of September 30, 2019, the Company accrued $266 in interest expense. The note is currently in default (See Note 3).

On November 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of September 30, 2019, the Company accrued $105 in interest expense (See Note 3).

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of September 30, 2019, the Company accrued $882 in interest expense. The note is currently in default (See Note 3).

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of September 30, 2019, the Company accrued $127 in interest expense. The note is currently in default (See Note 3).

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of September 30, 2019, the Company accrued $279 in interest expense. The note is currently in default (See Note 3).

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of September 30, 2019, the Company accrued $1,310 in interest expense. The note is currently in default (See Note 3).

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of September 30, 2019, the Company accrued $195 in interest expense. The note is currently in default (See Note 3).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of September 30, 2019, the Company accrued $3,282 in interest expense. The note is currently in default (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of September 30, 2019, the Company accrued $2,052 in interest expense. The note is currently in default (See Note 3).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of September 30, 2019, the Company accrued $721 in interest expense. The note is currently in default (See Note 3).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of September 30, 2019, the Company accrued $615 in interest expense. The note is currently in default   (See Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2019, the Company accrued $8,418 in interest expense. The note is currently in default (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of September 30, 2019, Company accrued $9,385 in interest expense. The note is currently in default (See Note 3).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of September 30, 2019, the Company paid $164 of interest and accrued $388 in interest expense. The note is currently in default (See Notes 3 and 6(C)).

For the three and nine months ended September 30, 2019 and 2018, the Company recorded $7,714 and $23,142 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

During the nine months ended September 30, 2019, certain officers paid an aggregate $16,191 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of September 30, 2019, the balance due to officers was $50,154 (See Note 4).

On February 28, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of September 30, 2019, the Company accrued $718 in interest expense (See Note 3).

On May 16, 2019 the Company entered into an unsecured promissory note with a related party in the amount of $11,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on May 16, 2020. As of September 30, 2019, the Company accrued $418 in interest expense (See Note 3).

On June 13, 2019 the Company entered into an unsecured promissory note with a related party in the amount of $15,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 13, 2020. As of September 30, 2019, the Company accrued $450 in interest expense (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

On June 20, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 20, 2020 (See Note 3).

On August 13, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 13, 2020. As of September 30, 2019, the Company accrued $160 in interest expense (See Note 3).

On July 16, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 16, 2020. As of September 30, 2019, the Company accrued $251 in interest expense (See Note 3).

NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $77,527, has an accumulated deficit of $780,854, has a net loss of $123,275 for the nine months ended September 30, 2019 and currently has $188,318 in notes in default. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENT

On November 5, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $8,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 5, 2020.

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

We began generating revenue from the sales of our food and beverage since our soft opening in mid-October, 2015. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this report and used cash in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

As reflected in the unaudited financial statements, the Company used cash in operations for the nine months ended September 30, 2019 of $77,527 and has an accumulated deficit of $780,854 and a net loss of $123,275 for the nine months ended September 30, 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations.

Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company. If we cannot obtain financing or if we determine not to proceed with our business plan, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location.

Results of Operations

Results of Operations - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

We generated revenue of $5,225 and $6,655 for the three months ended September 30, 2019 and 2018, respectively. The decrease in revenue is mainly attributed to a reduction in customers.

The total cost and expenses was $29,672 for the three months ended September 30, 2019, compared to $28,752 for the three months ended September 30, 2018. The total cost and expenses remained fairly consistent from the previous period.

We incurred loss from operations of $24,447 and $22,097 for the three months ended September 30, 2019 and 2018, respectively. This increase in loss from operations was due to reduction in customers and increase in operating costs.

Other costs and expenses was $6,533 for the three months ended September 30, 2019, compared to $4,356 for the three months ended September 30, 2018. This increase was due to a higher interest expense on the loans as a result of increase in debt outstanding.

Due to the described factors above, we had a net loss of $30,980 and $26,453 for the three months ended September 30, 2019 and 2018, respectively.

Results of Operations - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

We generated revenue of $14,038 and $24,603 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in revenue is mainly attributed to a reduction in customers.

The total cost and expenses was $117,793 for the nine months ended September 30, 2019, compared to $97,260 for the nine months ended September 30, 2018. This increase in costs and expenses is primarily due to fees associated with the Form 211 and 15c2-11 application with FINRA for a ticker symbol assignment.

We incurred loss from operations of $103,755 and $72,657 for the nine months ended September 30, 2019 and 2018, respectively. This increase in loss from operations was due to reduction in customers and increase in operating costs.

Other costs and expenses was $19,520 for the nine months ended September 30, 2019, compared to $14,399 for the nine months ended September 30, 2018. This increase was due to a higher interest expense on the loans as a result of increase in debt outstanding.

Due to the described factors above, we had a net loss of $123,275 and $87,056 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we had current assets of $2,277, consisting of $904 in inventory and $1,373 in cash. Our current liabilities as of September 30, 2019, were $468,295, which comprised of $155,673 in accounts payable and accrued expenses, $4,850 in current operating lease liability, $50,154 due to certain officers, $176,618 in note payable due to a related party and $81,000 in note payable. As of September 30, 2019, we had a working capital deficit of $466,018.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Net Cash Used in Operating Activities	$(77,527)	$(35,709)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	$78,291	$32,458
Net Increase (Decrease) in Cash and Cash Equivalents	$764	$(3,251)

For the nine months ended September 30, 2019, we had used cash of $77,527 for operating activities and financing activities provided $78,291. We had a net increase of $764 in cash and cash equivalents for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, we had used cash of $35,709 for operating activities and financing activities provided $32,458. We had a net decrease in cash and cash equivalents of $3,251 for the nine months ended September 30, 2018.

The increase in cash used in operating activities during the nine months ended September 30, 2019 as compared to September 30, 2018 was due to an increase in net loss.

The increase in cash provided by financing activities during the nine months ended September 30, 2019 as compared to September 30, 2018 was due to an increase in proceeds from notes payable - related party.

We are dependent on the sales of product and services and receipt of capital investment or other financing to fund our ongoing operations. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Going Concern

As reflected in the unaudited financial statements, the Company used cash in operations for the nine months ended September 30, 2019 of $77,527 and has an accumulated deficit of $780,854 and a net loss of $123,275 for the nine months ended September 30, 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations.

Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company. If we cannot obtain financing or if we determine not to proceed with our business plan, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location.

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

Leases

The Company adopted the new lease guidance under Topic 842 using the modified retrospective transition approach, and elected the practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the August 12, 2019 adoption date. This rate was determined to be 10% and the Company determined the initial present value, at inception, of $10,426.

The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as operating lease assets, current operating lease liabilities and non-current operating lease liabilities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2019 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of September 30, 2019 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

c)	Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of November 14, 2019, the following notes payable were in default:

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of September 30, 2019, the Company accrued $882 in interest expense. The note is currently in default.

September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of September 30, 2019, the Company accrued $127 in interest expense. The note is currently in default.

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of September 30, 2019, the Company accrued $279 in interest expense. The note is currently in default.

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of September 30, 2019, the Company accrued $1,310 in interest expense. The note is currently in default.

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of September 30, 2019, the Company accrued $195 in interest expense. The note is currently in default.

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of September 30, 2019, the Company accrued $3,282 in interest expense. The note is currently in default.

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. As of September 30, 2019, the Company paid $164 of interest and accrued $388 in interest expense. The note is currently in default.

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of September 30, 2019, the Company accrued $2,052 in interest expense. The note is currently in default.

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of September 30, 2019, the Company accrued $721 in interest expense. The note is currently in default.

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of September 30, 2019, the Company accrued $615 in interest expense. The note is currently in default.

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of September 30, 2019 the Company has accrued $84 in interest expense. The note is currently in default.

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of September 30, 2019, the Company has accrued $266 in interest expense. The note is currently in default.

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of September 30, 2019, the Company accrued $5,724 in interest expense. The note is currently in default.

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of September 30, 2019, the Company accrued $1,542 in interest expense. The note is currently in default.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of September 30, 2019, the Company accrued $9,079 in interest expense. The note is currently in default.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2019, the Company accrued $5,069 in interest expense. The note is currently in default.

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of September 30, 2019, the Company accrued $8,418 in interest expense. The note is currently in default.

On November 9, 2015, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of September 30, 2019, Company accrued $9,385 in interest expense. The note is currently in default.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of September 30, 2019, the Company accrued $ 9,441 in interest expense. The note is currently in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group, LLC, a related party, for the store space at 541A Mantua Ave, Paulsboro, NJ 08066 for a monthly rate of $500, which serves as the location for Your Hometown Deli. On August 12, 2019, the Company and Mantua Creek Group, LLC agreed to extend the lease for an additional two years. The lease will now expire on June 30, 2021.

None.

Item 6. Exhibits.

Exhibits #	Title
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Membership Interest Purchase Agreement dated May 29, 2014 among Paul F. Morina, Christine Lindenmuth and the Company (1)
10.3	Lease Agreement by and between Mantua Creek Group, LLC and the Company, dated July 1, 2014 (2)
10.4	Addendum to Lease Agreement by and between Mantua Creek Group, LLC and the Company, dated December 29, 2015 (3)
10.5	Addendum to Lease Agreement by and between Mantua Creek Group, LLC and the Company, dated August 12, 2019 (4)
10.6	Stock Repurchase Agreement dated as of January 22, 2018 by and among Hometown International Inc. and Benchmark Capital LLC (5)
10.7	Promissory Note dated as of January 22, 2018 in the original principal amount of $5,250 issued to Benchmark Capital LLC (5)
21.1	List of Subsidiary (1)
31.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 *
31.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 *
32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 *
32.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT of 2002 *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to the Company’s Confidential Submission Registration Statement on Form S-1 filed with the SEC on June 8, 2015.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2015.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2016.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)