Form 10-K
period 2019-12-31
HOMETOWN INTERNATIONAL, INC.
filed 2020-03-30
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is not ascertainable as there was no market for the equity as of such date.

As of March 27, 2020, the number of shares of common stock of the registrant outstanding is 5,297,004, par value $0.0001 per share.

i

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

ii

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

On January 18, 2014, Your Hometown Deli was formed under the laws of State of New Jersey. On May 29, 2014, Your Hometown Deli entered into a Membership Interest Purchase Agreement with the Company and is a wholly-owned subsidiary of our Company. We introduced the delicatessen concept under the Your Hometown Deli brand name.

The Company is the originator of a new “Delicatessen” concept called “Your Hometown Deli.” Your Hometown Delis features “home-style” sandwiches, food items, and groceries in a casual and friendly atmosphere. Your Hometown Delis are designed to be comfortable community gathering places for customers of all ages. The Company seeks to create an establishment that will appeal to local residents and commuting workers, conveniently offering high-quality products at fair prices. Targeted towards smaller towns and communities, the Company’s first and only location was opened in Paulsboro, New Jersey on October 14, 2015.

We have limited advertising using social media and direct mailing to residents in towns around our store, however, we continue to place advertisements in a local high school sports calendar, local newspaper and have attended various local events with food samples and menus. Events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2020.

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As of March 23, 2020, we have closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. According to management, this is a temporary situation until the order is lifted. This will have a material impact on our business.

We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. The current Coronavirus Pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

Corporate Developments

On December 31, 2019, each of Paul F. Morina and Christine T. Lindenmuth, the principal officers and directors and majority shareholders of the Company, entered into separate Stock Purchase Agreements with Paul L Coker, Jr., which provided for the sale by each of them of 1,000,000 shares of common stock of the Company. The consideration paid for the Purchased Shares, which represented approximately 38% of the issued and outstanding share capital of the Company, was an aggregate of $3,000.

On February 17, 2020, Mr. Coker was appointed as the Chairman of the Board of Directors of the Company.

On March 18, 2020 the Company repurchased an aggregate of 38,336 shares of the Company’s common stock from a total of 11 shareholders, at a purchase price of $1.00 per share.

On March 18, 2020, the Board of Directors of the Company authorized the issuance of warrants to the shareholders of record as of March 31, 2020. As of such date, the Company shall send each shareholder of record (i) five Class A Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.25 per share, (ii) five Class B Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.50 per share, (iii) five Class C Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.75 per share and (iv) five Class D Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $2.00 per share, with each warrant expiring on March 31, 2035 (collectively, the “Warrants”). The distribution of the Warrants to the shareholders of the Company as of March 31, 2020 will be pursuant to an exemption from registration under the Securities Act.

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000.

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

We have begun generating revenue from the sales of our food and beverage since our soft opening in mid-October 2015. Besides the equipment, fixtures, and inventories we purchased for our deli store, we have limited assets. We had minimal working capital as of the date of this annual report and used cash in operating activities for the year then ended. These factors raise substantial doubt about our ability to continue as a going concern.

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

Location

The Company’s sole location is in Paulsboro, a borough in Gloucester County, New Jersey that was founded in 1904. Paulsboro is located directly across the Delaware River from the city of Philadelphia and the Philadelphia airport. Your Hometown Deli is located on a property in the commercial area of downtown Paulsboro that has two buildings. The front building is the location of the new Your Hometown Deli as well as the local Conrail offices. The rear building is used throughout the week as a practice facility by the local wrestling club and other sports groups. Paulsboro has a national reputation for its wrestling activities and one of the Company’s founders is a leader in the sport of wrestling.

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

Sales and Marketing

The Company relies heavily on word of mouth for its marketing. The Company’s founders have close ties to the community in which the first store is located and believe that these relationships will help the Company’s sales and marketing efforts. We use Facebook to describe the quality, atmosphere, products, specials, customer opinions and general information about the Your Hometown Deli’s operation. All sales and marketing messages will attempt to describe the unique character of the Your Hometown Deli and its family-oriented style and old-world feel.

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

ITEM 2. PROPERTIES

The Company’s principal executive office and mailing address is 25 E. Grant Street, Woodstown, NJ 08098. Our telephone number is (856) 759-9034.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group, LLC (“Mantua”), a related party, for the store space at 541A Mantua Ave, Paulsboro, NJ 08066 for a monthly rate of $500. The lease was extended on August 12, 2019 for an additional two-year term.

ITEM 3. LEGAL PROCEEDINGS

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, as of the date of this annual report, we are currently not involved with any legal proceedings or claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Markets under the symbol “HWIN”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Markets on May 9, 2019. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 31, 2019, we had approximately 36 holders of common stock.

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

Issuer Purchases of Equity Securities

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

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As of March 23, 2020, we have closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. According to management, this is a temporary situation until the order is lifted. This will have a material impact on our business.

We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. The current Coronavirus Pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

Overview

Incorporated on May 19, 2014 under the laws of the State of Nevada, Hometown International, Inc. is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The store is designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first and only store is located in Paulsboro, New Jersey.

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

During the year ended December 31, 2019, we continued to refine our menu and operating hours. We have limited advertising using social media and word of mouth, however, we continue to place an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  We have attended events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue.

As reflected in the financial statements, the Company used cash in operations of $156,671 and has a net loss from operations of $132,158 and an accumulated deficit of $806,920 for the fiscal year ended December 31, 2019. These factors raise substantial doubt from our auditor about our ability to continue as a going concern as of December 31, 2019. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect and our cash position may not be sufficient to support our daily operations. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company. Accordingly, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location.

Critical Accounting Policies and Estimates

Use of Estimate

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As a result, the Company has recorded Right-to-use assets and corresponding Lease obligations as more fully discussed in Note 7 to our audited financial statements included in this report.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Results of Operations

For the years ended December 31, 2019 and December 31, 2018

Comparison for the Fiscal Year Ended December 31, 2019 and 2018

We generated $21,772 and $32,205 in revenue for the fiscal year ended December 31, 2019 and 2018, respectively. We incurred operating expenses of $153,930 and $119,505 for the fiscal year ended December 31, 2019 and 2018, respectively. Our operating expenses for the fiscal year ended December 31, 2019 consisted of food, beverage and supplies of $15,824, direct operating and occupancy costs of $9,446, labor costs of $102, professional fees of $56,776 and general and administrative fees of $64,467, compared to food, beverage and supplies of $20,172, direct operating and occupancy costs of $8,734 labor costs of $360, professional fees of $34,096 and general and administrative expenses of $48,828 for the fiscal year ended December 31, 2017. We had a net loss of $149,341 for the fiscal year ended December 31, 2019 compared to net loss of $108,843 for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

For the years ended December 31, 2019 and December 31, 2018

As of December 31, 2019, we had total assets of $20,788 and $492,426 in liabilities. Thus, we had a total stockholders’ deficit of $471,638 as of December 31, 2019. As of December 31, 2018, we had total assets of $14,868 and $368,021 in liabilities. Thus, we had a total stockholders’ deficit of $353,153 as of December 31, 2018.

As of December 31, 2019, we had a cash balance of $5,382. Operating activities used $156,671 in cash for the fiscal year ended December 31, 2019. Financing activities provided $161,444 in cash for the fiscal year ended December 31, 2019. As of December 31, 2018, we had a cash balance of $609. Operating activities used $53,544 in cash for the fiscal year ended December 31, 2018. Financing activities provided $48,812 in cash for the fiscal year ended December 31, 2018.

On December 31, 2019, we borrowed $175,000 from Peter Coker, Jr., our Chairman of the Board. The principal amount, plus accrued and unpaid interest at 8% per annum, is due and payable on June 30, 2020. The Company may prepay any amounts due without penalty or premium. We used the proceeds from this loan to repay certain debts and other obligations of the Company and for working capital and general corporate purposes.

On December 31, 2019, the Company entered into an unsecured promissory note with Mr. Coker in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020.

We currently have no material commitments for capital expenditures. We need to raise additional funds, particularly if we are unable to continue generating positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this annual report, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2020. As of March 23, 2020, we have closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. According to management, this is a temporary situation until the order is lifted. This temporary closure will have a material impact on our business. The current Coronavirus Pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern. Therefore our future operations may be dependent on our ability to secure additional financing. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Contractual Obligations

In connection with the $175,000 loan from Peter Coker, Jr., we issued Mr. Coker a promissory note pursuant to which the principal amount, plus accrued and unpaid interest at 8% per annum, is due and payable on June 30, 2020. The Company may prepay any amounts due without penalty or premium.

In connection with the aggregate of $144,979 due and payable to Europa Capital Investments, LLC, a North Carolina limited liability company, $100,000 of the principal amount of debt owed was converted to 100,000 shares of the Company’s common stock on March 18, 2020. The remaining principal balance owed in the amount of $44,979, plus any accrued and unpaid interest, is due and payable on December 31, 2020.

On December 31, 2019, the Company entered into an unsecured promissory note with Mr. Coker in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020.

On December 31, 2019, the Company and Mr. Coker agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On February 13, 2020, the Company entered into an unsecured promissory note with Mr. Coker in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on February 13, 2021.

On March 18, 2020, the Company entered into an unsecured promissory note with Mr. Coker in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a Mantua Creek Group LLC, for which our President Paul F. Morina is a member of, for its store space at a monthly rate of $500. The operating lease agreement was fully executed in September 2015. On August 12, 2019, Manuta granted the Company a two-year extension on the term of the lease.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Hometown International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hometown International, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a net loss, a working capital deficit, and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2015

Boynton Beach, Florida

March 30, 2020

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS

Current Assets
Cash	$5,382	$609
Inventory	1,044	906
Total Current Assets	6,426	1,515

Leasehold improvements and equipment, net	6,038	13,353
Operating lease asset, net	8,324	-

Total Assets	$20,788	$14,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$68,981	$138,540
Operating lease liability, current	5,411	-
Due to Officers - related parties	53,017	33,963
Note payable - related party	362,104	114,518
Note payable	-	81,000
Total Current Liabilities	489,513	368,021

Long Term Liabilities
Operating lease liability, net of current	2,913	-

Total Liabilities	492,426	368,021

Commitments and Contingencies (See Note 7)	-	-

Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized, 5,235,340 and 5,235,340 issued and outstanding, respectively	523	523
Additional paid-in capital	334,759	303,903
Accumulated deficit	(806,920)	(657,579)

Total Stockholders’ Deficit	(471,638)	(353,153)

Total Liabilities and Stockholders’ Deficit	$20,788	$14,868

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Sales	$21,772	$32,205

Costs and Expenses
Food, beverage and supplies	15,824	20,172
Labor	102	360
Direct operating and occupancy	9,446	8,734
Depreciation	7,315	7,315
Professional fees	56,776	34,096
General and administrative	64,467	48,828
Total cost and expenses	153,930	119,505

Loss from Operations	(132,158)	(87,300)

Other Income/(Expenses)
Gain on debt settlement	10,000	-
Interest Expense	(27,183)	(21,543)
Total Other Income/(Expenses)	(17,183)	(21,543)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(149,341)	(108,843)

Provision for Income Taxes	-	-

NET LOSS	$(149,341)	$(108,843)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,235,340	5,235,761

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2017	5,242,340	$524	$278,296	$(548,736)	$(269,916)

Repurchase of common stock	(7,000)	(1)	(5,249)	-	(5,250)

In kind contribution of services	-	-	30,856	-	30,856

Net loss for the year ended December 31, 2018	-	-	-	(108,843)	(108,843)

Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

In kind contribution of services	-	-	30,856	-	30,856

Net loss for the year ended December 31, 2019	-	-	-	(149,341)	(149,341)

Balance, December 31, 2019	5,235,340	$523	$334,759	$(806,920)	$(471,638)

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities:
Net Loss	$(149,341)	$(108,843)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	30,856	30,856
Depreciation expense	7,315	7,315
Gain on debt settlement	10,000	-
Amortization of operating lease assets	2,102	-
Changes in operating assets and liabilities:
Increase in inventory	(138)	(294)
Decrease in prepaid expenses	-	1,360
(Decrease) Increase in accounts payable and accrued expenses	(55,363)	16,062
Decrease in operating lease liability	(2,102)	-
Net Cash Used In Operating Activities	(156,671)	(53,544)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from/due to officers	19,054	9,012
Repayment of note payable	(81,000)	-
Repayment of note payable - related party	(31,710)	(5,000)
Proceeds from note payable - related party	255,100	44,800
Net Cash Provided by Financing Activities	161,444	48,812

Net Increase (Decrease) in Cash	4,773	(4,732)

Cash at Beginning of Year	609	5,341

Cash at End of Year	$5,382	$609

Supplemental disclosure of cash flow information:

Cash paid for interest	$44,367	$164
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of common stock in exchange for a note payable - related party	$-	$5,250
Operating lease asset obtained for operating lease liability	$10,426	$-
Accrued interest converted to note payable principal	$25,196	$-

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

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

(B) Principles of Consolidation

The accompanying December 31, 2019 and 2018, consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents and potentially dilutive securities outstanding for the years ended December 31, 2019 and 2018, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

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

The Company’s income tax expense differed from the statutory rates (federal 21% and state 9%) as follows:

	December 31, 2019	December 31, 2018

Expected tax expense (benefit) - Federal	$(28,539)	$(20,800)
Expected tax expense (benefit) - State	(13,441)	(9,796)
Non-deductible expenses	8,674	8,674
Change in valuation allowance	33,306	21,922
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:

Net operating loss carryforwards	$176,554	$143,248
Total deferred tax assets	(176,554)	(143,248)
Less: valuation allowance	176,554	143,248
Net deferred tax asset recorded	$-	$-

As of December 31, 2019 and 2018, the Company has a net operating loss carry forward of approximately $628,084 and $509,598 available to offset future taxable income through December 31, 2039. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize approximately $121,000 of the net operating loss carryforwards before they will expire through the year 2037 and approximately $55,000 of net operating loss carryforwards that have no expiration date.

The net change in the valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $33,306 and $21,922, respectively.

The company’s federal income tax returns for the years 2016-2019 remain subject to examination by the Internal Revenue Service through 2023.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

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

AS OF DECEMBER 31, 2019 AND 2018

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

(L) Inventories

Inventories consist of food and beverages, and are stated at cost of $1,044.

(M) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $0 for the years ended December 31, 2019 and 2018, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(30,537)	(23,222)
Leasehold Improvements and Equipment, Net	$6,038	$13,353

Depreciation expense was $7,315 and $7,315 for the years ended December 31, 2019 and 2018, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020 (See Note 8).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020 (See Note 8).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020 (See Note 8).

On December 31, 2019, the Company and Peter L. Coker, Jr., our Chairman of the Board agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020 (See Note 8).

On November 5, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $8,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 5, 2020. As of December 31, 2019, the Company accrued $122 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On August 13, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 13, 2020. As of December 31, 2019, the Company accrued $466 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On July 16, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 16, 2020. As of December 31, 2019, the Company accrued $560 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On June 20, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 20, 2020. As of December 31, 2019, the Company accrued $5 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On June 13, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $15,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 13, 2020. As of December 31, 2019, the Company accrued $839 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On May 16, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $11,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on May 16, 2020. As of December 31, 2019, the Company accrued $706 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On February 28, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of December 31, 2019, the Company accrued $1,039 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On November 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of December 31, 2019, the Company accrued $138 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On October 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of December 31, 2019, the Company accrued $1,131 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On September 27, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of December 31, 2019, the Company accrued $160 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On August 23, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of December 31, 2019, the Company accrued $347 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On July 26, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of December 30, 2019, the Company accrued $1,607 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On July 9, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of December 31, 2019, the Company accrued $238 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On February 22, 2018, the Company entered into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of December 31, 2019, the Company accrued $3,843 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. On December 31, 2019, the note principal and accrued interest were repaid in full (See Note 6(C) and 8).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 15, 2018. As of December 31, 2019, the Company accrued $2,356 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of December 31, 2019, the Company accrued $824 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of December 31, 2019, the Company accrued $697 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 8).

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of December 31, 2019 the Company has accrued $94 in interest expense. On December 31, 2019, the note principal and accrued interest was repaid in full (See Note 8).

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of December 31, 2019, the Company has accrued $301 in interest expense. On December 31, 2019, the note principal and accrued interest were repaid in full (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of December 31, 2019, the Company accrued $1,707 in interest expense. On December 31, 2019, the note holder assigned $5,000 of principal and $1,707 of accrued interest to a related party. On December 31, 2019, the note principal and accrued interest were repaid in full (See Note 8).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2019, the Company accrued $9,134 in interest expense. On December 31, 2019, the note holder assigned $9,134 of accrued interest to another related party. On December 31, 2019, the note principal and accrued interest were repaid in full to related parties (See Note 8).

On November 9, 2015, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of December 31, 2019, Company accrued $10,126 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $30,126 promissory note dated December 31, 2019 and see Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The note was subsequently paid in full on January 25, 2020 (See Note 8 and 10).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the year ended December 31, 2019, certain officers paid an aggregate $19,054 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2019, the balance due to officers was $53,017 (See Note 8).

NOTE 5	NOTE PAYABLE

On March 21, 2017, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2018. As of December 31, 2019, the Company accrued $6,373 in interest expense. On December 31, 2019, the note principal and accrued interest was repaid in full.

On August 22, 2016, the Company entered into an unsecured promissory note in the amount of $25,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 22, 2017. As of December 31, 2019, the note holder accrued $9,938 in interest expense. On December 31, 2019, the note holder assigned $9,938 of accrued interest and $25,000 of principal to a related party. On December 31, 2019, the note principal and accrued interest were repaid in full to a related party.

On March 17, 2016, the Company entered into an unsecured promissory note in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2019, the note holder accrued $5,499 in interest expense. On December 31, 2019, the note holder assigned $5,499 of accrued interest to a related party. On December 31, 2019, the note principal and accrued interest were repaid in full to a related party.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On February 11, 2016, the Company entered into an unsecured promissory note in the amount of $4,000. Pursuant to the terms of the note, the note is bearing 4% interest, unsecured and is due on demand. As of December 31, 2019, the Company accrued $671 in interest expense. On December 31, 2019, note principal and accrued interest were repaid in full.

On November 12, 2015, the Company entered into an unsecured promissory note in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 12, 2016. As of December 31, 2019, the Company accrued $10,183 in interest expense. On December 31, 2019, the note holder assigned $10,183 of accrued interest and $20,000 of principal to a related party. On December 31, 2019, the note principal and accrued interest were repaid in full to a related party.

NOTE 6	STOCKHOLDERS’ DEFICIT

 (A) Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000.

(B) In kind contribution of services

For the years ended December 31, 2019 and 2018, the Company recorded $30,856 and $30,856, respectively, as in kind contribution of services provided by President and Vice President of the Company (See Note 8).

(C) Common stock repurchase

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. On December 31, 2019, the note principal and accrued interest was repaid in full (See Note 3 and 8).

NOTE 7	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the years ended December 31, 2019 and 2018, the Company had a rent expense of $6,000 and $6,000, respectively (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

The Company adopted the new lease guidance effective August 12, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before August 12, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $10,426 and lease liabilities of $10,426.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the August 12, 2019 adoption date. This rate was determined to be 10% and the Company determined the initial present value, at inception, of $10,426.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any.

The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight line basis over the term of the lease.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

Operating Leases

December 31, 2019

Operating lease assets - right of use	$8,324

Lease liability is summarized below:

Lease Liability	$8,324
Less: operating lease liability, current	(5,411)
Long term operating lease liability	$2,913

Maturities of lease liabilities at December 31, 2019 are as follows:

2020	$6,000
2021	3,000
Total lease liability	9,000
Less: present value discount	(676)
Total lease liability	$8,324

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the years ended December 31, 2019 and 2018, the Company had a rent expense of $6,000 and $6,000, respectively (See Note 7).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The note was subsequently paid in full on January 25, 2020 (See Note 3 and 10).

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of December 31, 2018, the Company accrued $1,707 in interest expense . On December 31, 2019, the note holder assigned $5,000 of principal and $1,707 of accrued interest to a related party. On December 31, 2019, the note principal and accrued interest were repaid in full (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On July 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of December 31, 2019, the Company accrued $94 in interest expense. On December 31, 2019, the note principal and accrued interest were repaid in full (See Note 3) .

On August 9, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of December 31, 2018, the Company accrued $301 in interest expense. On December 31, 2019, the note principal and accrued interest were repaid in full (See Note 3).

On November 5, 2019, the Company entered  into an unsecured promissory note with a related party in the amount of $8,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 5, 2020. As of December 31, 2019, the Company accrued $122 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On February 28, 2019, the Company entered  into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of December 31, 2018, the Company accrued $1,039 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On November 27, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of December 31, 2019, the Company accrued $138 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On October 23, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of December 31, 2019, the Company accrued $1,131 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On September 27, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of December 31, 2019, the Company accrued $160 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On August 23, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of December 31, 2019, the Company accrued $347 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On July 26, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of December 31, 2019, the Company accrued $1,607 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On July 9, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of December 31, 2019, the Company accrued $238 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On February 22, 2018, the Company entered  into an unsecured promissory note with a related party in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of December 31, 2019, the Company accrued $3,843 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On November 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 18, 2018. As of December 31, 2019, the Company accrued $2,356 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On October 26, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $3,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 26, 2018. As of December 31, 2019, the Company accrued $824 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On August 15, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $2,608. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 15, 2018. As of December 31, 2019, the Company accrued $697 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On March 21, 2016, the Company entered into an unsecured promissory note with a related party in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on March 21, 2017. As of December 31, 2019, the Company accrued $9,134 in interest expense. On December 31, 2019, the note holder assigned $9,134 of accrued interest to another related party. On December 31, 2019, the note principal and accrued interest were repaid in full to related parties (See Note 3).

On November 9, 2015, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of December 31, 2019, Company accrued $10,126 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $30,126 promissory note dated December 31, 2019 and see Note 3).

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. On December 31, 2019, the Company repaid note principal and accrued interest was repaid in full (See Notes 3 and 6(C)).

For the years ended December 31, 2019 and 2018, the Company recorded $30,856 and $30,856 as in kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

During the year ended December 31, 2019, certain officers paid an aggregate $19,054 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2019, the balance due to officers was $53,017 (See Note 4).

On May 16, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $11,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on May 16, 2020. As of December 31, 2019, the Company accrued $706 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

On June 13, 2019 the Company entered  into an unsecured promissory note with a related party in the amount of $15,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 13, 2020. As of December 31, 2019, the Company accrued $839 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On June 20, 2019, the Company entered into an unsecured promissory note with a related party in the amount of $100. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 20, 2020. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On August 13, 2019, the Company entered  into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 13, 2020. As of December 31, 2019, the Company accrued $466 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On July 16, 2019, the Company entered  into an unsecured promissory note with a related party in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 16, 2020. As of December 31, 2019, the Company accrued $560 in interest expense . On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020 (refer to $144,979 promissory note dated December 31, 2019 and see Note 3).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020 (See Note 3)

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020 (See Note  3).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing  8% interest, unsecured and due on December 31, 2020 (See Note 3).

On December 31, 2019, the Company and Peter L. Coker, Jr., our Chairman of the Board agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing  8% interest, unsecured and due on December 31, 2020 (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018

NOTE 9	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $156,671, has an accumulated deficit of $806,920, and has a net loss of $149,341 for the year ended December 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 23, 2020, we have closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. According to management, this is a temporary situation until the order is lifted. This will have a material impact on our business.

We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. The current Coronavirus Pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

NOTE 10	SUBSEQUENT EVENT

On January 25, 2020, the Company repaid in full a $2,000 related party promissory note dated October 16, 2014 (See Note 3 and 8).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on February 13, 2021.

On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,978.54, plus any accrued and unpaid interest, is due and payable on December 31, 2020.

On March 18, 2020 the Company repurchased an aggregate of 38,336 shares of the Company’s common stock from a total of 11 shareholders, at a purchase price of $1.00 per share. These shares were returned to the Company’s number of authorized but unissued shares of common stock.

On March 18, 2020, the Board of Directors of the Company authorized the issuance of warrants to the shareholders of record as of March 31, 2020. As of such date, the Company shall send each shareholder of record (i) five Class A Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.25 per share, (ii) five Class B Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.50 per share, (iii) five Class C Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.75 per share and (iv) five Class D Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $2.00 per share, with each warrant expiring on March 31, 2035. As of the date of this report, no warrants have been issued.

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021.

As of March 23, 2020, we have closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. According to management, this is a temporary situation until the order is lifted. This will have a material impact on our business. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. The current Coronavirus Pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2019 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2019 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Peter L. Coker, Jr.	51	Chairman of the Board of Directors
Paul F. Morina	61	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Christine T. Lindenmuth	45	Vice President, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Peter L. Coker Jr., Chairman – Since February 2013, Mr. Coker has been the Chairman (Executive Director) of South Shore Holdings Limited, a Hong Kong listed company. He is also a member of that company’s Finance and Investment Committee, Disclosure Committee and Executive Committee, and a director of its various subsidiaries. Mr. Coker was the Managing Partner of Pacific Advisers, and was also a partner of TDR Capital Investment Ltd (a Shenzhen-based private equity firm) from 2009 to 2013. From 2006 to 2009, Mr. Coker served as Chairman of Global Trading Offshore Pte (Singapore). From 2002 to 2005, Mr. Coker served as the Chairman of Wellington Securities (New Zealand). Mr. Coker served as an officer of the Bridge Companies prior to joining Wellington Securities (New Zealand) in 2002. During his service with the Bridge Companies, Mr. Coker held the title of Managing Director-Asia, Chief Executive Officer of E-Bridge and Managing Director of Bridge Asia where he was responsible for the firm’s equity business in Japan and South East Asia/Australia. From 2000 to 2001, Mr. Coker served as the Chairman of IRESS Market Technology Limited (formerly BridgeDFS) (ASX: IRE). Mr. Coker graduated from Lehigh University in the United States with a Bachelor of Arts degree in 1990.

Paul F. Morina, President, CEO, CFO, Treasurer and Director - Since 2008, Mr. Morina has been the Principal of Paulsboro (NJ) High School and as the Head Wrestling Coach since 1986. Mr. Morina has spent his entire career in the Paulsboro Public School District where he began as an Elementary School Physical Education Teacher and Health Instructor in 1982. He has held the positions of High School Physical Education and Health Instructor, Head Coach, and High School Athletic Director.

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

Christine T. Lindenmuth, Vice President, Secretary and Director - Since September 2012, Ms. Lindenmuth has been a Math Teacher at Paulsboro High School, where she is also active in the Paulsboro Education Association, Mentor Club, Renaissance Committee and Alternative Education Program. Prior to Paulsboro High, Ms. Lindenmuth was a Student Advisor at Salem Community College from 2010 through 2012. She has also served as a School Counselor at Gateway Regional High School, Lindenwold High School and Salem County Vocational School.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Common Stock as of March 25, 2020 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Peter L. Coker, Jr., Chairman	2,000,000	37.76%
Paul F. Morina, President, CEO, CFO & Director	1,500,000	28.32%
Christine T. Lindenmuth, Vice President	1,500,000	28.32%

All Executive Officers and Directors as a group (3 persons)	5,000,000	94.4%

(1)	Based on 5,297,004 shares of Common Stock.

Changes in Control

We are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the last fiscal year, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On December 31, 2019, each of Paul F. Morina and Christine T. Lindenmuth, the principal officers and directors and majority shareholders of the Company, entered into separate Stock Purchase Agreements with Peter Coker, Jr., which provided for the sale by each of them of 1,000,000 shares of common stock of the Company (the “Purchased Shares”) to Mr. Coker. The consideration paid for the Purchased Shares, which represents approximately 38% of the issued and outstanding share capital of the Company, was an aggregate of $3,000. The source of the cash consideration for the Purchased Shares was personal funds of Mr. Coker. On February 17, 2020, we appointed Mr. Coker as our Chairman.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group LLC, for which our President is a member of, for its store space at a monthly rate of $500. The amount of rent was determined by current market rate for retail space in the area and discounted slightly because the tenants would be financing most of the leasehold improvements. As of the date hereof, the operating lease agreement has been fully executed but Mantua has granted the Company an extension to start paying rent starting on January 1, 2016. On August 12, 2019, Mantua granted the Company an extension of the term of the lease for two additional years. For the years ended December 31, 2019 and 2018, the Company had a rent expense of $6,000 and $6,000, respectively.

On October 16, 2014, the Company entered into an unsecured promissory note with Christine Lindemuth in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The note was paid in full on January 27, 2020.

On November 9, 2015, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 9, 2016. As of December 31, 2019, Company accrued $10,126 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On January 19, 2017, the Company entered into an unsecured promissory note with a related party in the amount of $5,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on January 19, 2018. As of December 31, 2018, the Company accrued $1,707 in interest expense. On December 31, 2019, the note holder assigned $5,000 of principal and $1,707 of accrued interest to a related party. On December 31, 2019, the note principal and accrued interest was repaid in full.

On July 19, 2017, the Company entered into an unsecured promissory note with Tryon Capital Ventures, LLC in the amount of $341. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 19, 2018. As of December 31, 2019, the Company accrued $94 in interest expense. On December 31, 2019, the note principal and accrued interest were repaid in full.

On August 9, 2017, the Company entered into an unsecured promissory note with Tryon Capital Ventures, LLC in the amount of $1,119. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 9, 2018. As of December 31, 2018, the Company accrued $301 in interest expense. On December 31, 2019, the note principal and accrued interest were repaid in full.

On November 5, 2019, the Company entered into an unsecured promissory note with Europa Capital Investments, LLC (“Europa”) in the amount of $8,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 5, 2020. As of December 31, 2019, the Company accrued $122 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note in the amount of $144,197. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On February 28, 2019, the Company entered into an unsecured promissory note with Europa in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 28, 2020. As of December 31, 2018, the Company accrued $1,039 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On November 27, 2018, the Company entered into an unsecured promissory note with Europa in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on November 27, 2019. As of December 31, 2019, the Company accrued $138 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On October 23, 2018, the Company entered into an unsecured promissory note with Europa in the amount of $9,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on October 23, 2019. As of December 31, 2019, the Company accrued $1,131 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On September 27, 2018, the Company entered into an unsecured promissory note with Europa in the amount of $1,200. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on September 27, 2019. As of December 31, 2019, the Company accrued $160 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On August 23, 2018, the Company entered into an unsecured promissory note with Europa in the amount of $2,400. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 23, 2019. As of December 31, 2019, the Company accrued $347 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On July 26, 2018, the Company entered into an unsecured promissory note with Europa in the amount of $10,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 26, 2019. As of December 31, 2019, the Company accrued $1,607 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On July 9, 2018, the Company entered into an unsecured promissory note with Europa in the amount of $1,500. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 9, 2019. As of December 31, 2019, the Company accrued $238 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On February 22, 2018, the Company entered into an unsecured promissory note with Europa in the amount of $19,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on February 22, 2019. As of December 31, 2019, the Company accrued $3,843 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On January 22, 2018, we entered into a Stock Repurchase Agreement with Benchmark Capital, LLC, a related party, to repurchase 7,000 shares of common stock, for an aggregate purchase price of $5,250. The transaction closed on January 22, 2018. We funded the repurchase through the issuance of a promissory note to Benchmark Capital, LLC dated January 22, 2018 in the amount of $5,250. Pursuant to the terms of the note, the note is bearing 6% interest, unsecured and is due on or before July 31, 2018. On August 3, 2018, the note was extended to December 31, 2018. On December 31, 2019, the Company repaid note principal and accrued interest were repaid in full.

For the years ended December 31, 2019 and 2018, the Company recorded $30,856 and $30,856 as in kind contribution of services provided by President and Vice President of the Company.

During the year ended December 31, 2019, certain officers paid an aggregate $19,054 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2019, the balance due to officers was $53,017.

On May 16, 2019 the Company entered into an unsecured promissory note with Europa in the amount of $11,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on May 16, 2020. As of December 31, 2019, the Company accrued $706 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On June 13, 2019 the Company entered into an unsecured promissory note with Europa in the amount of $15,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 13, 2020. As of December 31, 2019, the Company accrued $839 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On June 20, 2019, the Company entered into an unsecured promissory note with Europa in the amount of $100. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on June 20, 2020. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On August 13, 2019, the Company entered into an unsecured promissory note with Europa in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on August 13, 2020. As of December 31, 2019, the Company accrued $466 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On July 16, 2019, the Company entered into an unsecured promissory note with Europa in the amount of $12,000. Pursuant to the terms of the note, the note is bearing 10% interest, unsecured and is due on July 16, 2020. As of December 31, 2019, the Company accrued $560 in interest expense. On December 31, 2019, the Company and the note holder agreed to combine the principal and accrued interest and issued a new unsecured promissory note. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On December 31, 2019, the Company entered into an unsecured promissory note with Europa in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020.

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020.

On December 31, 2019, the Company and Europa agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On December 31, 2019, the Company and Peter L. Coker, Jr., Chairman agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on February 13, 2021.

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $19,846 and $18,538 for the fiscal year ended December 31, 2019 and 2018, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed $0 and $0, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Amendment to the Articles of Incorporation dated March 23, 2020 (7)
4.1	Promissory Note, dated December 31, 2019, in the original principal amount of $175,000 (5)
4.2	Form of Class A Warrant (6)
4.3	Form of Class B Warrant (6)
4.4	Form of Class C Warrant (6)
4.5	Form of Class D Warrant (6)
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (2)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (3)
10.5	Stock Repurchase Agreement dated as of January 22, 2018 by and among Hometown International Inc. and Benchmark Capital LLC (4)
10.6	Promissory Note dated as of January 22, 2018 in the original principal amount of $5,250 issued to Benchmark Capital LLC (4)
10.7	Stock Purchase Agreement, dated December 31,2019, by and between Paul F. Morina and Peter Coker, Jr. (5)
10.8	Stock Purchase Agreement, dated December 31,2019, by and between Christine T. Lindenmuth and Peter Coker, Jr. (5)
10.9	Lease Addendum dated August 12, 2019 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC
21.1	List of Subsidiary (1)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on June 8, 2015.
(2)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on October 19, 2015.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on January 4, 2016.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2020.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2020.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN INTERNATIONAL, INC.

Date: March 30, 2020	By:	/s/ Paul F. Morina
Paul F. Morina
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul F. Morina	President, Chief Executive Officer,	March 30, 2020
Paul F. Morina	Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Peter L.Coker, Jr.	Chairman of the Board of Directors	March 30, 2020
Peter L. Coker, Jr.

Signature	Title	Date

/s/ Christine Lindenmuth	Director	March 30, 2020
Christine Lindenmuth