Form 10-Q
period 2020-03-31
HOMETOWN INTERNATIONAL, INC.
filed 2020-05-15
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 333-207488

HOMETOWN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5705488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 E. Grant Street

Woodstown, NJ 08098

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

Yes  ☐    No  ☒

As of May 13, 2020, the registrant had 7,797,004 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash	$10,198	$5,382
Inventory	518	1,044
Total Current Assets	10,716	6,426

Leasehold improvements and equipment, net	4,227	6,038
Operating lease asset, net	7,021	8,324

Total Assets	$21,964	$20,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$113,787	$68,981
Operating lease liability, current	5,547	5,411
Due to Officers - related parties	58,003	53,017
Note payable - related party	330,104	362,104
Total Current Liabilities	507,441	489,513

Long Term Liabilities
Operating lease liability, net of current	1,474	2,913

Total Liabilities	508,915	492,426

Commitments and Contingencies (See Note 6)	-	-

Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized, 5,297,004 and 5,235,340 issued and outstanding, respectively	533	523
Treasury stock, 38,336 and 0 shares at March 31, 2020 and December 31, 2019, respectively	(38,336)	-
Additional paid-in capital	442,463	334,759
Accumulated deficit	(891,611)	(806,920)

Total Stockholders’ Deficit	(486,951)	(471,638)

Total Liabilities and Stockholders’ Deficit	$21,964	$20,788

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three Months Ended	For the three Months Ended
	March 31, 2020	March 31, 2019
Sales	$3,577	$4,608

Costs and Expenses
Food, beverage and supplies	2,652	3,951
Direct operating and occupancy	2,234	2,527
Depreciation	1,811	1,804
Professional fees	59,320	20,749
General and administrative	14,922	11,782
Total cost and expenses	80,939	40,813

Loss from Operations	(77,362)	(36,205)

Other Expenses
Interest Expense	(7,329)	(6,238)
Total Other Expenses	(7,329)	(6,238)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(84,691)	(42,443)

Provision for Income Taxes	-	-

NET LOSS	$(84,691)	$(42,443)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,244,291	5,235,340

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the three months ended March 31, 2020

(Unaudited)

	Common stock		Treasury	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	capital	Deficit	Deficit

Balance, December 31, 2019	5,235,340	$523	$-	$334,759	$(806,920)	$(471,638)

Conversion of note payable - related party to common shares ($1.00/ per share)	100,000	10	-	99,990	-	$100,000

Repurchase of common shares ($1.00/ per share)	(38,336)	-	(38,336)	-	-	$(38,336)

In kind contribution of services	-	-	-	7,714	-	7,714

Net loss for the three months ended March 31, 2020	-	-	-	-	(84,691)	(84,691)

Balance, March 31, 2020 (Unaudited)	5,297,004	$533	$(38,336)	$442,463	$(891,611)	$(486,951)

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2019

(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended March 31, 2019	-	-	-	(42,443)	(42,443)

Balance, March 31, 2019 (Unaudited)	5,235,340	$523	$311,617	$(700,022)	$(387,882)

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three Months Ended	For the three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:
Net Loss	$(84,691)	$(42,443)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,714	7,714
Depreciation expense	1,811	1,804
Amortization of operating lease assets	1,303	-
Changes in operating assets and liabilities:
Decrease in inventory	526	304
Increase in accounts payable and accrued expenses	44,806	19,478
Decrease in operating lease liability	(1,303)	-
Net Cash Used In Operating Activities	(29,834)	(13,143)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from/due to officers	4,986	997
Repayment of note payable - related party	(2,000)	-
Proceeds from note payable - related party	70,000	12,000
Purchase of common stock	(38,336)	-
Net Cash Provided by Financing Activities	34,650	12,997

Net Increase (Decrease) in Cash	4,816	(146)

Cash at Beginning of Period	5,382	609

Cash at End of Period	$10,198	$463

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note payable - related party, converted into shares of common stock	$100,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization and Basis of Presentation

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

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

(B) Principles of Consolidation

The accompanying March 31, 2020 and 2019, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2020 and 2019, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents and potentially dilutive securities outstanding for the three months ended March 31, 2020 and 2019, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

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

(H) Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606). The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

AS OF MARCH 31, 2020

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

(J) Recent Accounting Pronouncements

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Inventories

Inventories consist of food and beverages, and are stated at cost.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(32,348)	(30,537)
Leasehold Improvements and Equipment, Net	$4,227	$6,038

Depreciation expense was $1,811 and $1,804 for the three months ended March 31, 2020 and 2019, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 3	NOTE PAYABLE – RELATED PARTY

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021. As of March 31, 2020, the Company accrued $208 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on February 13, 2021. As of March 31, 2020, the Company accrued $142 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020. As of March 31, 2020, the Company accrued $201 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020. As of March 31, 2020, the Company accrued $3,523 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020. On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,978.54, plus any accrued and unpaid interest, is due and payable on December 31, 2020. As of March 31, 2020, the Company accrued $2,647 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company and Peter L. Coker, Jr., our Chairman of the Board agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020. As of March 31, 2020, the Company accrued $607 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 25, 2020, the note principal was repaid in full (See Note 9).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the three months ended March 31, 2020, certain officers paid an aggregate $4,986 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of March 31 2020, the balance due to officers was $58,003 (See Note 9).

NOTE 5	STOCKHOLDERS’ DEFICIT

 (A) Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000.

(B) In kind contribution of services

For the three months ended March 31, 2020 and 2019, the Company recorded $7,714 and $7,714, respectively, as in kind contribution of services provided by President and Vice President of the Company (See Note 7).

(C) Common stock repurchase

On March 18, 2020, the Company repurchased an aggregate of 38,336 shares of the Company’s common stock from a total of 11 shareholders, at a purchase price of $1.00 per share. These shares were returned to the Company’s number of authorized but unissued shares of common stock.

(D) Warrant Issuance

On March 18, 2020, the Board of Directors of the Company authorized the issuance of warrants to the shareholders of record as of March 31, 2020. As of such date, the Company shall send each shareholder of record (i) five Class A Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.25 per share, (ii) five Class B Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.50 per share, (iii) five Class C Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.75 per share and (iv) five Class D Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $2.00 per share, with each warrant expiring on March 31, 2035. As of March 31, 2020, no warrants have been issued. The Company issued 38,985,020 warrants of each class on April 15, 2020 (See Note 9).

(E) Common Stock Issued on Debt Conversion

On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended March 31, 2020 and 2019, the Company had a rent expense of $1,500 and $1,500, respectively (See Note 7). The Company accounts for lease in accordance with ASC Topic 842.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

Supplemental consolidated balance sheet information related to leases was as follows:

March 31, 2020

Operating lease assets - right of use	$7,021

Lease Liability	$7,021
Less: operating lease liability, current	(5,547)
Long term operating lease liability	$1,474

Supplemental disclosures of cash flow information related to leases were as follows:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Cash paid for operating lease liabilities	$1,500	$1,500

For the three months ended March 31, 2020 and 2019, the total lease cost were $1,500 and $1,500, respectively. The Company did not incur any variable lease cost for both periods.

NOTE 7	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended March 31, 2020 and 2019, the Company had a rent expense of $1,500 and $1,500, respectively (See Note 6).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 25, 2020, the note principal was repaid in full (See Note 3).

For the three months ended March 31, 2020 and 2019, the Company recorded $7,714 and $7,714 as in kind contribution of services provided by President and Vice President of the Company (See Note 5(B)).

During three months ended March 31, 2020, certain officers paid an aggregate $4,986 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of March 31, 2020, the balance due to officers was $58,003 (See Note 4).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020. As of March 31, 2020, the Company accrued $201 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3)

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020. As of March 31, 2020, the Company accrued $3,523 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020. On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,978.54, plus any accrued and unpaid interest, is due and payable on December 31, 2020. As of March 31, 2020, the Company accrued $2,647 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

On December 31, 2019, the Company and Peter L. Coker, Jr., our Chairman of the Board agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020. As of March 31, 2020, the Company accrued $607 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021. As of March 31, 2020, the Company accrued $208 in interest expense. As of March 31, 2020, the Company accrued $208 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on February 13, 2021. As of March 31, 2020, the Company accrued $142 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 8	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $29,834, has an accumulated deficit of $891,611, and has a net loss of $84,691 for the three months ended March 31, 2020.

On March 23, 2020, we have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. We plan to reopen the delicatessen once the order is lifted. We experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even once the order is lifted and the delicatessen is re-opened, we a may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. We expect our growth rate and sales to be volatile in the near term as a result of the COVID-19 once we resume our delicatessen operations.

We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. The COVID-19 pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 9	SUBSEQUENT EVENT

On April 15, 2020, the Company issued twenty warrants for every one share of common stock held to shareholders of record as of April 15, 2020. The Company issued the following warrants (See Note 5 (D)):

●	38,985,020 Class A Warrants

●	38,985,020 Class B Warrants

●	38,985,020 Class C Warrants

●	38,985,020 Class D Warrants

As of the date of this report, no warrants have been exercised.

On April 24, 2020, the Company repaid in full a $50,000 related party promissory dated March 18, 2020 and accrued interest (See Note 3 and 7).

On April 24, 2020, the Company repaid in full a $20,000 related party promissory note dated February 13, 2020 and accrued interest (See Note 3 and 7).

On April 24, 2020, the Company repaid in full a $10,000 related party promissory note dated December 31, 2019 and accrued interest (See Note 3 and 7).

On April 24, 2020, the Company repaid in full a $175,000 related party promissory note dated December 31, 2019 and accrued interest (See Note 3 and 7).

On April 24, 2020, the Company repaid in full a $30,126 related party promissory note dated December 31, 2019 and accrued interest (See Note 3 and 7).

In April 2020, the Company sold 663,750 shares of common stock to unrelated party for $663,750 in cash. The funds were received by the Company on April 14, 2020.

In April 2020, the Company sold 1,380,000 shares of common stock to unrelated party for $1,380,000 in cash. The funds were received by the Company on April 15, 2020.

In April 2020, the Company sold 456,250 shares of common stock to unrelated party for $456,250 in cash. The funds were received by the Company on April 14, 2020.

On May 1, 2020, the Company entered into a consulting agreement with an entity related to one of our officers, to receive administrative and other miscellaneous services. The Company is required to pay $15,000 a month. The agreement is to remain in effect for one year.

On May 1, 2020, the Company entered into a consulting agreement with a related party to receive consulting services. The Company is required to pay $25,000 a month. The agreement is to remain in effect for one year.

We have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey on March 23, 2020. We plan to reopen the delicatessen once the order is lifted. As of the date of this report, the delicatessen remains closed as the stay-at-home order has been extended until further notice.

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

Overview

Hometown International, Inc. (the “Company”) was incorporated on May 19, 2014 under the laws of the State of Nevada. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The store is designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s sole unit was built in Paulsboro, New Jersey.

We have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey on March 23, 2020. We plan to reopen the delicatessen once the order is lifted. As of the date of this report, the delicatessen remains closed as the stay-at-home order has been extended until further notice.

On April 14, 2020, we consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. The Company intends to utilize the net proceeds from this offering to explore and evaluate potential merger candidates for the Company and for general corporate purposes.

On April 15, 2020, we issued to each shareholder of record on said date: (i) five Class A Warrants, entitling the holder thereof to purchase five shares of the Company’s common stock at an exercise price of $1.25 per share (the “Class A Warrants”), (ii) five Class B Warrants, entitling the holder thereof to purchase five shares of the Company’s common stock at an exercise price of $1.50 per share (the “Class B Warrants”), (iii) five Class C Warrants, entitling the holder thereof to purchase five shares of the Company’s common stock at an exercise price of $1.75 per share (the “Class C Warrants”), and (iv) five Class D Warrants, entitling the holder thereof to purchase five shares of the Company’s common stock at an exercise price of $2.00 per share (the “Class D Warrants”), with each warrant expiring on April 15, 2035 (collectively, the “Warrants”). The Company issued an aggregate of 155,940,080 Warrants. As of the date of this report, no warrants have been exercised.

Results of Operations - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

We generated revenue of $3,577 and $4,608 for the three months ended March 31, 2020 and 2019, respectively. The decrease in revenue is mainly attributed to decline in customer’s visits and a temporary closure of our delicatessen as a result of the COVID-19 pandemic. The total cost and expenses was $80,939 for the three months ended March 31, 2020, compared to $40,813 for the three months ended March 31, 2019. Increase in cost and expense was mostly attributable to increases in professional and general and administrative fees. Increase is professional fees was mostly attributable to legal fees and expenses relating to the shareholder repurchases, the debt conversion, issuances of the warrants and the capital raise. Increase in general and administrative fees was attributable to fees required in connection with filings with the Securities and Exchange Commission. These increases were slightly offset by the slight decrease in delicatessen direct expenses such as food, beverage, supplies and other direct operating and occupancy costs.

We incurred loss from operations of $77,362 and $36,205 for the three months ended March 31, 2020 and 2019, respectively. The increase in loss from operations is mainly attributed to increase in total costs and expenses and our decrease in revenue during the three months ended March 31, 2020, as compared to the same period ended March 31, 2019.

Due to the described factors above, we had a net loss of $84,691 and $42,443 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of March 31, 2020, we had total assets of $21,964, consisting of $10,198 in cash, $7,021 in net operating lease asset, $4,227 in leasehold improvements and $518 in inventory. Our liabilities as of March 31, 2020 were $508,915, which comprised of $330,104 in notes payable due to related parties, $113,787 in accounts payable and accrued expenses, $58,003 due to officers and $7,021 in operating lease liability. As of March 31, 2020, we had a working capital deficit of $496,725.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Net Cash Used in Operating Activities	$(29,834)	$(13,143)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	$34,650	$12,997
Net Decrease in Cash and Cash Equivalents	$4,816	$(146)

For the three months ended March 31, 2020, net cash used in operations of $29,834 was the result of a net loss of $84,691, offset by in kind contribution of services by $7,714, depreciation expense of $1,811, a decrease in inventory of $526 and an increase in accounts payable of $44,806. For the three months ended March 31, 2019, net cash used in operations of $13,143 was the result of a net loss of $42,443, offset by in kind contribution of services by $7,714, depreciation expense of $1,804 , a decrease in inventory of $304, and an increase in accounts payable of $19,478.

Net cash used in our investing activities were $0 and $0 for the three months ended March 31, 2020 and March 31, 2019, respectively.

Our financing activities resulted in a cash inflow of $34,650 for the three months ended March 31, 2020, which is represented by $4,986 proceeds from officers, $2,000 loan repayment, $70,000 proceeds from note payable, related party and $38,336 of repurchase of common stock. Our financing activities resulted in a cash inflow of $12,997 for the three months ended March 31, 2019, which is represented by $997 proceeds from officers, and $12,000 proceeds from note payable – related party.

On March 23, 2020, we have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. We plan to reopen the delicatessen once the order is lifted. We experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even once the order is lifted and the delicatessen is re-opened, we a may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. We expect our growth rate and sales to be volatile in the near term as a result of the COVID-19 once we resume our delicatessen operations.

We are dependent on the revenues from our delicatessen operations and receipt of capital investment or other financing to fund our ongoing operations. On April 14, 2020, we consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. The Company plans to utilize the net proceeds from this offering to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. On April 24, 2020, the Company fully repaid the notes payable from related party totaling $285,126 along with its accrued interest. We may not have any available working capital to fund our delicatessen and ongoing operations and to pay our obligations. There will be no assurances that the new business plan will be successful and able to generate sufficient revenues to fund the operations. If we continue to generate insufficient revenues to fund the operations, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $29,834, has an accumulated deficit of $891,611, and has a net loss of $84,691 for the three months ended March 31, 2020.

On March 23, 2020, we have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. We plan to reopen the delicatessen once the order is lifted. We experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even once the order is lifted and the delicatessen is re-opened, we a may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. We expect our growth rate and sales to be volatile in the near term as a result of the COVID-19 once we resume our delicatessen operations.

We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. The COVID-19 pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606).

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2020 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of March 31, 2020 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

c)	Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the first fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None, other than as previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 19, 2020 Christine T. Lindenmuth, an officer and director of the Company, sold all her 1,500,000 shares of common stock in the Company to three accredited investors for an aggregate amount of $1,500.

Item 6. Exhibits.

Exhibits #	Title
31.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial and Accounting Officer)