Form 10-Q
period 2020-06-30
HOMETOWN INTERNATIONAL, INC.
filed 2020-08-07
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020, the registrant had 7,797,004 shares of common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Six Months Ended June 30, 2020 and 2019

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current Assets
Cash	$1,911,717	$5,382
Inventory	306	1,044
Total Current Assets	1,912,023	6,426

Leasehold improvements and equipment, net	2,415	6,038
Operating lease asset, net	5,687	8,324

Total Assets	$1,920,125	$20,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$11,477	$68,981
Operating lease liability, current	5,687	5,411
Due to Officers - related parties	60,213	53,017
Note payable - related party	-	362,104
Total Current Liabilities	77,377	489,513

Long Term Liabilities
Operating lease liability, net of current	-	2,913

Total Liabilities	77,377	492,426

Commitments and Contingencies (See Note 6)	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 250,000,000 shares authorized, 7,797,004 and 5,235,340 issued and outstanding, respectively	783	523
Treasury stock, 38,336 and 0 shares at June 30, 2020 and December 31, 2019, respectively	(38,336)	-
Additional paid-in capital	2,949,927	334,759
Accumulated deficit	(1,069,626)	(806,920)

Total Stockholders’ Equity (Deficit)	1,842,748	(471,638)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,920,125	$20,788

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three Months Ended	For the three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales	$-	$4,205	$3,577	$8,813

Costs and Expenses
Food, beverage and supplies	212	4,469	2,864	8,420
Direct operating and occupancy	2,001	2,367	4,235	4,894
Depreciation	1,812	1,823	3,623	3,627
Consulting - related parties	80,000	-	80,000	-
Professional fees	68,755	11,461	128,075	32,210
General and administrative	23,664	27,188	38,586	38,970
Total cost and expenses	176,444	47,308	257,383	88,121

Loss from Operations	(176,444)	(43,103)	(253,806)	(79,308)

Other Expenses
Interest Income	191	-	191	-
Interest Expense	(1,762)	(6,749)	(9,091)	(12,987)
Total Other Expenses	(1,571)	(6,749)	(8,900)	(12,987)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(178,015)	(49,852)	(262,706)	(92,295)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(178,015)	$(49,852)	$(262,706)	$(92,295)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,420,560	5,235,340	6,326,683	5,235,340

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the for the three and six months ended June 30, 2020

(Unaudited)

	Common stock		Treasury	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	5,235,340	$523	$-	$334,759	$(806,920)	$(471,638)

Conversion of note payable - related party to common shares ($1.00/share)	100,000	10	-	99,990	-	100,000

Repurchase of common shares ($1.00/share)	(38,336)	-	(38,336)	-	-	(38,336)

Common stock issued for cash ($1.00/share)	2,500,000	250	-	2,499,750	-	2,500,000

In kind contribution of services	-	-	-	15,428	-	15,428

Net loss for the six months ended June 30, 2020	-	-	-	-	(262,706)	(262,706)

Balance, June 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,949,927	$(1,069,626)	$1,842,748

Balance, March 31, 2020 (Unaudited)	5,297,004	$533	$(38,336)	$442,463	$(891,611)	$(486,951)

Common stock issued for cash ($1.00/share)	2,500,000	250	-	2,499,750	-	2,500,000

In kind contribution of services	-	-	-	7,714	-	7,714

Net loss for the three months ended June 30, 2020	-	-	-	-	(178,015)	(178,015)

Balance, June 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,949,927	$(1,069,626)	$1,842,748

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2019

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

In kind contribution of services	-	-	15,428	-	15,428

Net loss for the six months ended June 30, 2019	-	-	-	(92,295)	(92,295)

Balance, June 30, 2019 (Unaudited)	5,235,340	$523	$319,331	$(749,874)	$(430,020)

Balance, March 31, 2019 (Unaudited)	5,235,340	$523	$311,617	$(700,022)	$(387,882)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended June 30, 2019	-	-	-	(49,852)	(49,852)

Balance, June 30, 2019 (Unaudited)	5,235,340	$523	$319,331	$(749,874)	$(430,020)

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities:
Net Loss	$(262,706)	$(92,295)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,428	15,428
Depreciation expense	3,623	3,627
Amortization of operating lease assets	2,637	-
Changes in operating assets and liabilities:
Decrease in inventory	738	212
Increase (Decrease) in accounts payable and accrued expenses	(57,504)	30,137
Decrease in operating lease liability	(2,637)	-
Net Cash Used In Operating Activities	(300,421)	(42,891)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance for cash	2,500,000	-
Proceeds from due to officers	7,196	4,451
Repayment of note payable - related party	(332,104)	-
Proceeds from note payable - related party	70,000	38,100
Purchase of treasury stock	(38,336)	-
Net Cash Provided by Financing Activities	2,206,756	42,551

Net Increase (Decrease) in Cash	1,906,335	(340)

Cash at Beginning of Period	5,382	609

Cash at End of Period	$1,911,717	$269

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,091	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note payable - related party, converted into 100,000 shares of common stock	$100,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization and Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

As of March 23, 2020, we have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey on March 9, 2020. As of the date of this report, the Stay at Home at Home Order has been lifted, on August 1, 2020 the Governor signed Executive Order No. 171 extending the Public Health Emergency for another 30 days until September 1, 2020. The deli has minimal staff and is not in a position to stay open and remain profitable while staying compliant with ongoing health requirements. We hope to be in a position to re-open the deli in September 2020.

(B) Principles of Consolidation

The accompanying June 30, 2020 and 2019, condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At June 30, 2020 and 2019, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. ..” For June 30, 2020 and June 30, 2019, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2020 and June 30, 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2020	June 30, 2019
Class A Warrants (Exercise price - $1.25/share)	38,985,020	-
Class B Warrants (Exercise price - $1.50/share)	38,985,020	-
Class C Warrants (Exercise price - $1.75/share)	38,985,020	-
Class D Warrants (Exercise price - $2.00/share)	38,985,020	-

Total	155,940,080	-

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

AS OF JUNE 30, 2020

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

(J) Concentrations

The Company maintains various bank accounts at one bank, which, at times, may have balances that exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on its cash balances and has not experienced any losses in such accounts. At June 30, 2020 and December 31, 2019, the Company had cash balances in excess of FDIC limits of $1,752,121 and $0, respectively.

(K) Recent Accounting Pronouncements

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(UNAUDITED)

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Inventories

Inventories consist of food and beverages, and are stated at cost.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(34,160)	(30,537)
Leasehold Improvements and Equipment, Net	$2,415	$6,038

Depreciation expense was $1,812 and $1,823 for the three months ended June 30, 2020 and 2019, respectively.

Depreciation expense was $3,623 and $3,627 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTY

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021. As of April 24, 2020, the Company accrued $406 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 7).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on February 13, 2021. As of April 24, 2020, the Company accrued $315 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 7).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020. As of April 24, 2020, the Company accrued $255 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 7).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 7).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(UNAUDITED)

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020. On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,978.54, plus any accrued and unpaid interest, is due and payable on December 31, 2020. As of April 24, 2020, the Company accrued $2,885 in interest expense. On April 24, 2020, the remaining note principal and accrued interest were repaid in full (See Note 7).

On December 31, 2019, the Company and Peter L. Coker, Jr., our Chairman of the Board agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020. As of April 24, 2020, the Company accrued $768 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 7).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 25, 2020, the note principal was repaid in full (See Note 7).

NOTE 4	DUE TO OFFICERS – RELATED PARTY

During the six months ended June 30, 2020, certain officers paid an aggregate $7,196 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of June 30, 2020, the balance due to officers was $60,213 (See Note 7).

NOTE 5	STOCKHOLDERS’ DEFICIT

 (A) Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000 with a par value of $0.0001 per share.

(B) In kind contribution of services

For the three and six months ended June 30, 2020 and 2019, the Company recorded $7,714 and $15,428, respectively, as in kind contribution of services provided by President and Vice President of the Company (See Note 7).

(C) Common stock repurchase

On March 18, 2020, the Company repurchased an aggregate of 38,336 shares of the Company’s common stock from a total of 11 shareholders, at a purchase price of $1.00 per share. These shares were returned to the Company’s number of authorized but unissued shares of common stock.

(D) Warrant Issuance

On March 18, 2020, the Board of Directors of the Company authorized the issuance of warrants to the shareholders of record as of issuance date. As of such date, the Company shall send each shareholder of record (i) five Class A Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.25 per share, (ii) five Class B Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.50 per share, (iii) five Class C Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.75 per share and (iv) five Class D Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $2.00 per share, with each warrant expiring on March 31, 2035.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(UNAUDITED)

On April 15, 2020, the Company issued twenty warrants for every one share of common stock held to shareholders of record as of April 15, 2020. The warrants were issued to the shareholders of record on a pro-rata basis on the issuance date. There was no consideration in exchange for the issuance of these warrants and therefore, these are treated as shareholder’s distribution with a net effect of zero on the stockholder’s equity.

The Company issued the following warrants:

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

(F) Common Stock Issued for Cash

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

NOTE 6	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective as of May 1, 2020, we entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”) which is 50% owned by the father of Peter L. Coker, Jr., our Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company, to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon shall receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company (See Note 7).

Effective as of May 1, 2020, we also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owns in excess of 10% of our common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company (See Note 7).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(UNAUDITED)

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended June 30, 2020 and 2019, the Company had a rent expense of $1,500 and $1,500, respectively.  For the six months ended June 30, 2020 and 2019, the Company had a rent expense of $3,000 and $3,000, respectively (See Note 7). The Company accounts for lease in accordance with ASC Topic 842.

Supplemental consolidated balance sheet information related to leases was as follows:

June 30, 2020

Operating lease assets - right of use	$5,687

Lease Liability	$5,687
Less: operating lease liability, current	(5,687)
Long term operating lease liability	$-

Supplemental disclosures of cash flow information related to leases were as follows:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Cash paid for operating lease liabilities	$3,000	$3,000

For the six months ended June 30, 2020 and 2019, the total lease cost were $3,000 and $3,000, respectively. The Company did not incur any variable lease cost for both periods.

For the three months ended June 30, 2020 and 2019, the total lease cost were $1,500 and $1,500, respectively. The Company did not incur any variable lease cost for both periods.

NOTE 7	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended June 30, 2020 and 2019, the Company had a rent expense of $1,500 and $1,500, respectively. For the six months ended June 30, 2020 and 2019, the Company had a rent expense of $3,000 and $3,000, respectively (See Note 6).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(UNAUDITED)

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 25, 2020, the note principal was repaid in full (See Note 3).

For the three and six months ended June 30, 2020 and 2019, the Company recorded $7,714 and $15,428, respectively, as in kind contribution of services provided by President and Vice President of the Company (See Note 5(B)).

During six months ended June 30, 2020, certain officers paid an aggregate $7,196 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of June 30, 2020, the balance due to officers was $60,213 (See Note 4).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020. As of April 24, 2020, the Company accrued $255 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3)

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020. On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,978.54, plus any accrued and unpaid interest, is due and payable on December 31, 2020. As of April 24, 2020, the Company accrued $2,885 in interest expense. On April 24, 2020, the remaining note principal and accrued interest were repaid in full (See Note 3).

On December 31, 2019, the Company and Peter L. Coker, Jr., our Chairman of the Board agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020. As of April 24, 2020, the Company accrued $768 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021. As of April 24, 2020, the Company accrued $406 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on February 13, 2021. As of April 24, 2020, the Company accrued $315 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 3).

Effective as of May 1, 2020, we entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”) which is 50% owned by the father of Peter L. Coker, Jr., our Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company, to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon shall receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company (See Note 6).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

(UNAUDITED)

Effective as of May 1, 2020, we also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owns in excess of 10% of our common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company (See Note 6).

NOTE 8	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $300,421, has an accumulated deficit of $1,069,626, and has a net loss of $262,706 for the six months ended June 30, 2020.

On March 23, 2020, we have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. Although the Stay at Home at Home Order has been lifted, on August 1, 2020, the Governor signed Executive Order No. 171 extending the Public Health Emergency for another 30 days until September 1, 2020. The deli has minimal staff and is not in a position to stay open and remain profitable while staying compliant with ongoing health requirements. We hope to be in a position to re-open the deli in September 2020.

We experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even once the the delicatessen is re-opened, we may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. We expect our growth rate and sales to be volatile in the near term as a result of the COVID-19 once we resume our delicatessen operations. We plan to reopen the delicatessen in September 2020.

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

In June 2020, Your Hometown Deli, LLC executed the New Jersey Economic Development Authority Grant Application required for securing a Grant from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus (“COVID-19”) pandemic on the Company’s business. In connection therewith, Your Hometown Deli, LLC received a $1,000 Grant in July 2020, which does not have to be repaid.

On August 1, 2020, the Governor of New Jersey signed Executive Order No. 171 extending the Public Health Emergency for another 30 days until September 1, 2020. The deli has minimal staff and is not in a position to stay open and remain profitable while staying compliant with ongoing health requirements. We hope to be in a position to re-open the deli in September 2020.

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

Overview

Hometown International, Inc. was incorporated on May 19, 2014 under the laws of the State of Nevada. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company, we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere.

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As of March 23, 2020, we have closed the delicatessen given the stay-at-home order issued by the governor of New Jersey. According to management, this is a temporary situation. This will have a material impact on our business. Although the stay-at-home order has been lifted, on August 1, 2020, the governor signed Executive Order No. 171 and extended the public health emergency in New Jersey until September 1, 2020. The deli has minimal staff and is not in a position to stay open and remain profitable while staying compliant with ongoing health requirements. We hope to be in a position to re-open the deli in September 2020.

Corporate Developments During the Quarter

We filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on June 8, 2020 (registration number 333-238999) to register of an aggregate of 2,783,637 shares of common stock currently issued and outstanding. We received comments to the registration statement from the SEC on June 29, 2020, which we responded to with a letter and amendment to the registration statement, filed on July 7, 2020. The registration statement is not effective as of the date hereof.

Effective as of May 1, 2020, we entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”) which is 50% owned by the father of Mr. Coker, Jr. our Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company, to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon shall receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company.

Effective as of May 1, 2020, we also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owns in excess of 10% of our common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company.

Given the ongoing losses of the delicatessen since inception and its closure since March 23, 2020, the Company intends to utilize the services of its consultants retained on May 1, 2020 as described further below to seek, investigate and if such investigation warrants, engage in a business combination with a private entity whose business presents a better opportunity for the Company and its shareholders. During the quarter, said consultants researched and considered a number of investment opportunities as potential strategic acquisitions for the Company, with an objective of increasing shareholder value. To date, no formal agreements or letters of intent have been entered into with any potential candidate.

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

Results of Operations - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

We generated revenue of $0 and $4,205 for the three months ended June 30, 2020 and 2019, respectively. The decrease in revenue is attributed to the closure of the delicatessen as a result of COVID-19. The total cost and expenses were $176,444 for the three months ended June 30, 2020, compared to $47,308 for the three months ended June 30, 2019. The increase in total cost and expenses is mainly attributed to $80,000 in consulting fee –related parties and $68,755 of professional fees. Increase in consulting expense was attributable to consulting agreements entered on May 1, 2020 with related parties. Increase in professional fees was attributable to legal fees required in connection with filing with the Securities and Exchange Commission Form S-1 Registration Statement. We incurred loss from operations of $176,444 and $43,103 for the three months ended June 30, 2020 and 2019, respectively. The increase of $133,341 in loss from operations is mainly attributed to the added expenses incurred due to increases in consulting and professional fees during the three months ended June 30, 2020.

Due to the described factors above, we had a net loss of $178,015 and $49,852 for the three months ended June 30, 2020 and 2019, respectively.

Results of Operations - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

We generated revenue of $3,577 and $8,813 for the six months ended June 30, 2020 and 2019, respectively. The decrease in revenue is mainly attributed to the closure of the delicatessen as a result of COVID-19. The total cost and expenses were $257,383 for the six months ended June 30, 2020, compared to $88,121 for the six months ended June 30, 2019. The increase in total cost and expenses is mainly attributed to $128,075 of professional fees and $80,000 of consulting fees – related parties for the six months ended June 30, 2020, as compared to $32,210 of professional fees and no consulting fees during for the six months ended June 30, 2019. Increase in consulting expense was attributable to consulting agreements entered on May 1, 2020 with related parties. Increase in professional fees was attributable to legal fees required in connection with filing with the Securities and Exchange Commission Form S-1 Registration Statement. We incurred loss from operations of $253,806 and $79,308 for the six months ended June 30, 2020 and 2019, respectively. The increase of $174,498 in loss from operations is mainly attributed to the amount of professional fees and consulting fees.

Due to the described factors above, we had a net loss of $262,706 and $92,295 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had total assets of $1,920,125, consisting of $1,911,717 in cash, $5,687 in net operating lease asset, $2,415 in leasehold improvements, and $306 in inventory. Our liabilities as of June 30, 2020 were $77,377, which comprised of $11,477 in accounts payable and accrued expenses, $60,213 due to certain officers, and $5,687 in operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Net Cash Used in Operating Activities	$(300,421)	$(42,891)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	$2,206,756	$42,551
Net Increase (Decrease) in Cash and Cash Equivalents	$1,906,335	$(340)

For the six months ended June 30, 2020, net cash used in operations of $300,421 was the result of a net loss of $262,706 offset by offset by in-kind contribution of services of $15,428, depreciation expense of $3,623, a decrease in operating lease right of use of $2,637, a decrease of inventory of $738, an increase of accounts payable and accrued expenses of $57,504 and a decrease in operating lease liabilities of $2,637. For the six months ended June 30, 2019, net cash used in operations of $42,891 was the result of a net loss of $92,295 offset by offset by in-kind contribution of services of $15,428, depreciation expense of $3,627, a decrease of inventory of $212, and a decrease of accounts payable and accrued expenses of $30,137.

Net cash used in our investing activities were $0 and $0 for the six months ended June 30, 2020 and June 30, 2019, respectively.

Our financing activities resulted in a cash inflow of $2,206,756 for the six months ended June 30, 2020, which is represented by $2,500,000 proceeds from issuance of common stock, $7,196 proceeds from a shareholder loan payable, $332,104 loan repayment to related party, $70,000 proceeds from note payable- related party and $38,336 and purchase of treasury stock. Our financing activities resulted in a cash inflow of $42,551 for the six months ended June 30, 2019, which is represented by $4,451 proceeds from a shareholder loan payable and $38,100 proceeds from note payable- related party.

As of March 23, 2020, we have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey on March 9, 2020. As of the date of this report, although the stay at home order has been lifted, the delicatessen remains closed. On August 1, 2020, the governor signed Executive Order No. 171 which extends the public health emergency for another 30 days until September 1, 2020, unless renewed. The deli has minimal staff and is not in a position to stay open and remain profitable while staying compliant with ongoing health requirements. We hope to be in a position to re-open the deli in September 2020.

We are dependent on the revenues from our delicatessen operations and receipt of capital investment or other financing to fund our ongoing operations. On April 14, 2020, we consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. The Company plans to utilize the net proceeds from this offering to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. On April 24, 2020, the Company fully repaid the notes payable from related party totaling $332,104 along with its accrued interest. We may not have any available working capital to fund our delicatessen and ongoing operations and to pay our obligations. There will be no assurances that the new business plan will be successful and able to generate sufficient revenues to fund the operations. If we continue to generate insufficient revenues to fund the operations, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Going Concern

The Company used cash in operations of $300,421 and has an accumulated deficit of $1,069,626 and a net loss of $262,706 for the six months ended June 30, 2020. This raises substantial doubt about our ability to continue as a going concern. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore, our future operations may be dependent on our ability to secure additional financing. The COVID-19 pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern. As a result of the above, there is substantial doubt about the ability of the Company to continue as a going concern and the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As of March 23, 2020, we have temporarily closed the delicatessen given the stay-at-home order issued by the governor of New Jersey on March 9, 2020. As of the date of this report, although the stay-at-home order has been lifted, the delicatessen remains closed. On August 1, 2020, the governor signed Executive Order No. 171 which extends the public health emergency for another 30 days until September 1, 2020, unless renewed. The deli has minimal staff and is not in a position to stay open and remain profitable while staying compliant with ongoing health requirements. We hope to be in a position to re-open the deli in September 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Date: August 7, 2020

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)