Form 10-Q
period 2020-09-30
HOMETOWN INTERNATIONAL, INC.
filed 2020-11-05
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2020

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

As of November 5, 2020, the registrant had 7,797,004 shares of common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Hometown International Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Nine Months Ended September 30, 2020

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$1,747,651	$5,382
Inventory	1,153	1,044
Total Current Assets	1,748,804	6,426

Leasehold improvements and equipment, net	610	6,038
Operating lease asset, net	4,318	8,324

Total Assets	$1,753,732	$20,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$14,754	$68,981
Operating lease liability, current	4,318	5,411
Due to Officers - related parties	61,107	53,017
Note payable - related party	-	362,104
Total Current Liabilities	80,179	489,513

Long Term Liabilities
Operating lease liability, net of current	-	2,913

Total Liabilities	80,179	492,426

Commitments and Contingencies (See Note 6)	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 250,000,000 shares authorized, 7,797,004 and 5,235,340 issued and outstanding, respectively	783	523
Treasury stock, 38,336 and 0 shares at September 30, 2020 and December 31, 2019, respectively	(38,336)	-
Additional paid-in capital	2,957,641	334,759
Accumulated deficit	(1,246,535)	(806,920)

Total Stockholders’ Equity (Deficit)	1,673,553	(471,638)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,753,732	$20,788

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three Months Ended	For the three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales	$1,894	$5,225	$5,471	$14,038

Costs and Expenses
Food, beverage and supplies	1,039	3,196	3,903	11,616
Direct operating and occupancy	1,485	2,329	5,720	7,223
Depreciation	1,805	1,844	5,428	5,471
Consulting - related parties	120,000	-	200,000	-
Professional fees	18,158	9,160	146,233	41,370
General and administrative	37,385	13,143	75,971	52,113
Total cost and expenses	179,872	29,672	437,255	117,793

Loss from Operations	(177,978)	(24,447)	(431,784)	(103,755)

Other Income (Expenses)
Other Income	1,000	-	1,000	-
Interest Income	69	-	260	-
Interest Expense	-	(6,533)	(9,091)	(19,520)
Total Other Income (Expenses)	1,069	(6,533)	(7,831)	(19,520)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(176,909)	(30,980)	(439,615)	(123,275)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(176,909)	$(30,980)	$(439,615)	$(123,275)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,797,004	5,235,340	6,841,567	5,235,340

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the three and nine months ended September 30, 2020

	Common stock		Treasury	Additional paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	capital	Deficit	(Deficit)
Balance, December 31, 2019	5,235,340	$523	$-	$334,759	$(806,920)	$(471,638)

Conversion of note payable - related party to common shares ($1.00/share)	100,000	10	-	99,990	-	100,000

Repurchase of common shares ($1.00/share)	(38,336)	-	(38,336)	-	-	(38,336)

Common stock issued for cash ($1.00/share)	2,500,000	250	-	2,499,750	-	2,500,000

In kind contribution of services	-	-	-	23,142	-	23,142

Net loss for the nine months ended September 30, 2020	-	-	-	-	(439,615)	(439,615)
Balance, September 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,957,641	$(1,246,535)	$1,673,553

Balance, June 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,949,927	$(1,069,626)	$1,842,748

In kind contribution of services	-	-	-	7,714	-	7,714

Net loss for the three months ended September 30, 2020	-	-	-	-	(176,909)	(176,909)
Balance, September 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,957,641	$(1,246,535)	$1,673,553

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the three and nine months ended September 30, 2019

	Common stock		Additional paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	capital	Deficit	(Deficit)
Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

In kind contribution of services	-	-	23,142	-	23,142

Net loss for the nine months ended September 30, 2019	-	-	-	(123,275)	(123,275)

Balance, September 30, 2019 (Unaudited)	5,235,340	$523	$327,045	$(780,854)	$(453,286)

Balance, June 30, 2019 (Unaudited)	5,235,340	$523	$319,331	$(749,874)	$(430,020)

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended September 30, 2019	-	-	-	(30,980)	(30,980)

Balance, September 30, 2019 (Unaudited)	5,235,340	$523	$327,045	$(780,854)	$(453,286)

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net Loss	$(439,615)	$(123,275)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	23,142	23,142
Depreciation expense	5,428	5,471
Amortization of operating lease assets	4,006	831
Changes in operating assets and liabilities:
(Increase) Decrease in inventory	(109)	2
Increase (Decrease) in accounts payable and accrued expenses	(54,227)	17,133
Decrease in operating lease liability	(4,006)	(831)
Net Cash Used In Operating Activities	(465,381)	(77,527)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance for cash	2,500,000	-
Proceeds from/due to officers	8,090	16,191
Repayment of note payable - related party	(332,104)	-
Proceeds from note payable - related party	70,000	62,100
Purchase of treasury stock	(38,336)	-
Net Cash Provided by Financing Activities	2,207,650	78,291

Net Increase in Cash	1,742,269	764

Cash at Beginning of Period	5,382	609

Cash at End of Period	$1,747,651	$1,373

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,091	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability	$-	$10,426
Note payable - related party, converted into 100,000 shares of common stock	$100,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

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

As of March 23, 2020, we temporarily closed the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020. As of the date of this report, the Stay at Home Order has been lifted, however, on October 24, 2020, the Governor signed Executive Order No. 191 extending the Public Health Emergency for another 30 days. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period”. For September 30, 2020 and September 30, 2019, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for September 30, 2020 and September 30, 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2020	September 30, 2019
Class A Warrants (Exercise price - $1.25/share)	38,985,020	-
Class B Warrants (Exercise price - $1.50/share)	38,985,020	-
Class C Warrants (Exercise price - $1.75/share)	38,985,020	-
Class D Warrants (Exercise price - $2.00/share)	38,985,020	-

Total	155,940,080	-

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

AS OF SEPTEMBER 30, 2020

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(UNAUDITED)

(J) Concentrations

The Company maintains various bank accounts at one bank, which, at times, may have balances that exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on its cash balances and has not experienced any losses in such accounts. At September 30, 2020 and December 31, 2019, the Company had cash balances in excess of FDIC limits of $1,497,307 and $0, respectively.

(K) Recent Accounting Pronouncements

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Inventories

Inventories consist of food and beverages, and are stated at cost.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(35,965)	(30,537)
Leasehold Improvements and Equipment, Net	$610	$6,038

Depreciation expense was $1,805 and $1,844 for the three months ended September 30, 2020 and 2019, respectively.

Depreciation expense was $5,428 and $5,471 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 3	NOTE PAYABLE – RELATED PARTY

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

AS OF SEPTEMBER 30, 2020

(UNAUDITED)

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

During the nine months ended September 30, 2020, certain officers paid an aggregate $8,090 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of September 30, 2020, the balance due to officers was $61,107 (See Note 7).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 5	STOCKHOLDERS’ EQUITY (DEFICIT)

 (A) Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000 with a par value of $0.0001 per share.

(B) In kind contribution of services

For the three and nine months ended September 30, 2020 and 2019, the Company recorded $7,714 and $23,142, respectively, as in kind contribution of services provided by President and Vice President of the Company (See Note 7).

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(UNAUDITED)

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2019	-	-	-
Granted	155,940,080	$1.625	14.51
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, September 30, 2020	155,940,080	$1.625	14.51
Intrinsic Value	$1,228,028,130	-	-

For the nine months ended September 30, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	14.51	$321,626,415
$1.50	38,985,020	14.51	$311,880,160
$1.75	38,985,020	14.51	$302,133,905
$2.00	38,985,020	14.51	$292,387,650

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

AS OF SEPTEMBER 30, 2020

(UNAUDITED)

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

 Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended September 30, 2020 and 2019, the Company had a rent expense of $1,500 and $1,500, respectively.  For the nine months ended September 30, 2020 and 2019, the Company had a rent expense of $4,500 and $4,500, respectively (See Note 7). The Company accounts for lease in accordance with ASC Topic 842.

Supplemental consolidated balance sheet information related to leases was as follows:

September 30, 2020
Operating lease assets - right of use	$4,318

Lease Liability	$4,318
Less: operating lease liability, current	(4,318)
Long term operating lease liability	$-

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(UNAUDITED)

Supplemental disclosures of cash flow information related to leases were as follows:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Cash paid for operating lease liabilities	$4,500	$4,500

For the nine months ended September 30, 2020 and 2019, the total lease cost were $4,500 and $4,500, respectively. The Company did not incur any variable lease cost for both periods.

For the three months ended September 30, 2020 and 2019, the total lease cost were $1,500 and $1,500, respectively. The Company did not incur any variable lease cost for both periods.

NOTE 7	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended September 30, 2020 and 2019, the Company had a rent expense of $1,500 and $1,500, respectively. For the nine months ended September 30, 2020 and 2019, the Company had a rent expense of $4,500 and $4,500, respectively (See Note 6).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 25, 2020, the note principal was repaid in full (See Note 3).

For the three and nine months ended September 30, 2020 and 2019, the Company recorded $7,714 and $23,142, respectively, as in kind contribution of services provided by President and Vice President of the Company (See Note 5(B)).

During nine months ended September 30, 2020, certain officers paid an aggregate $8,090 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of September 30, 2020, the balance due to officers was $61,107 (See Note 4).

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

AS OF SEPTEMBER 30, 2020

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 8	NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY GRANT

In June 2020, Your Hometown Deli, LLC executed the New Jersey Economic Development Authority Grant Application required for securing a Grant from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus (“COVID-19”) pandemic on the Company’s business. In connection therewith, Your Hometown Deli, LLC received a $1,000 Grant in July 2020, which does not have to be repaid. The amount is included in “Other Income” in our condensed consolidated statements of operations.

NOTE 9	LIQUIDITY

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $465,381, has an accumulated deficit of $1,246,535, and has a net loss of $439,615 for the nine months ended September 30, 2020.

On March 23, 2020, the Company temporarily closed the delicatessen due to the stay-at-home order issued by the Governor of New Jersey. Although the Stay at Home at Home Order has been lifted, on October 24, 2020, the Governor signed Executive Order No. 191 extending the Public Health Emergency for another 30 days. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

The Company experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even though the delicatessen has been re-opened, the Company may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. The Company expects the growth rate and sales to be volatile in the near term as a result of the COVID-19.

On April 14, 2020, the Company consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. On April 24, 2020, the Company fully repaid the notes payable to Peter L. Coker, Jr., our Chairman, in the principal amount of $285,126, and $46.978 of accrued interest. The loans, which were paid in full, were repaid from the proceeds of private placement. The Company plans to utilize the remainder of the proceeds to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations for the next 12 months. However, the Company unable to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations.

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

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

As of March 23, 2020, we were forced to temporarily close the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The temporarily closure and other effects of COVID-19 had a material impact on our business. There will be no assurances that we will be able to generate sufficient revenues. We are unable to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations.

Results of Operations

Results of Operations - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

We generated revenue of $1,894 and $5,225 for the three months ended September 30, 2020 and 2019, respectively. The decrease in revenue is attributed to the deli being closed due to COVID-19. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

The total cost and expenses was $179,872 for the three months ended September 30, 2020, compared to $29,672 for the three months ended September 30, 2019. The total cost and expenses increased approximately 506% primarily as a result of the increase of $120,000 of consulting fees paid to related parties during the three months ended September 30, 2020 which were not paid (or due) for the three months ended September 30, 2019, an increase of $8,998 in professional resulting from the registration statement filed by the Company during the three months ended September 30, 2020 and an increase of $24,242 in general and administrative expenses. Increase in general and administrative fees was attributable to fees required in connection with filing with the Security and Exchange Commission and an increase in general business expenses.

Interest expenses was $0 for the nine months ended September 30, 2020, compared to $6,533 for the nine months ended September 30, 2019. This decrease was due to a lower interest expense on the loans as a result of a decrease in debt outstanding.

We incurred loss from operations of $177,978 and $24,447 for the three months ended September 30, 2020 and 2019, respectively. This increase in loss from operations was due to a reduction in revenues and an increase in operating costs.

Other income for the three months ended September 30, 2020 was $1,000 resulting from the New Jersey Economic Development Authority grant received from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus pandemic.

Due to the described factors above, we had a net loss of $176,909 and $30,980 for the three months ended September 30, 2020 and 2019, respectively.

Results of Operations - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

We generated revenue of $5,471 and $14,038 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in revenue is attributed to the deli being closed due to COVID-19. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

The total cost and expenses was $437,255 for the nine months ended September 30, 2020, compared to $117,793 for the nine months ended September 30, 2019. This increase in costs and expenses is primarily due to $200,000 of consulting fees paid to related parties during the nine months ended September 30, 2020 which were not paid (or due) for the nine months ended September 30, 2019, an increase of $104,863 in professional resulting from the registration statement filed by the Company during the nine months ended September 30, 2020 and an increase of $23,858 in general and administrative expenses. Increase in general and administrative fees was attributable to fees required in connection with filing with the Security and Exchange Commission and an increase in general business expenses.

We incurred loss from operations of $431,784 and $103,755 for the nine months ended September 30, 2020 and 2019, respectively. This increase in loss from operations was due to a reduction in revenues and an increase in operating costs.

Other income for the nine months ended September 30, 2020 was $1,000 resulting from the New Jersey Economic Development Authority grant received from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus pandemic.

Interest expense was $9,091 for the nine months ended September 30, 2020, compared to $19,520 for the nine months ended September 30, 2019. This decrease was due to a lower interest expense on the loans as a result of a decrease in debt outstanding.

Due to the described factors above, we had a net loss of $439,615 and $123,275 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had current assets of $1,748,804, consisting of $1,747,651 in cash and $1,153 in inventory. Our current liabilities as of September 30, 2020, were $80,179, which is comprised of $61,107 due to certain officers, $14,754 in accounts payable and accrued expenses, and $4,318 in current operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Net Cash Used in Operating Activities	$(465,381)	$(77,527)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	$2,207,650	$78,291
Net Increase in Cash and Cash Equivalents	$1,742,269	$764

For the nine months ended September 30, 2020, we had used cash of $465,381 for operating activities and financing activities provided $2,207,650. We had a net increase in cash and cash equivalents of $1,742,269 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, net cash used in operations of $465,381 was the result of a net loss of $439,615 offset by offset by in-kind contribution of services of $23,142, depreciation expense of $5,428, a decrease in operating lease right of use of $4,006, an increase of inventory of $109, a decrease of accounts payable and accrued expenses of $54,227 and a decrease in operating lease liabilities of $4,006. For the nine months ended September 30, 2019, net cash used in operations of $77,527 was the result of a net loss of $123,275 offset by in-kind contribution of services of $23,142, depreciation expense of $5,471, a decrease in operating lease right of use of $831, a decrease of inventory of $2, an increase of accounts payable and accrued expenses of $17,133 and a decrease in operating lease liabilities of $831.

Net cash used in our investing activities were $0 and $0 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Our financing activities resulted in a cash inflow of $2,207,650 for the nine months ended September 30, 2020, which is represented by $2,500,000 proceeds from issuance of common stock, $8,090 proceeds from a shareholder loan payable, $332,104 loan repayment to related party, $70,000 proceeds from note payable- related party and $38,336 purchase of treasury stock. Our financing activities resulted in a cash inflow of $78,291 for the nine months ended September 30, 2019, which is represented by $16,191 proceeds from a shareholder loan payable and $62,100 proceeds from note payable- related party.

As reflected in the accompanying condensed consolidated financial statements, the Company used cash in operations of $465,381, has an accumulated deficit of $1,246,535, and has a net loss of $439,615 for the nine months ended September 30, 2020.

On March 23, 2020, the Company temporarily closed the delicatessen due to the stay-at-home order issued by the Governor of New Jersey. Although the Stay at Home at Home Order has been lifted, on October 24, 2020, the Governor signed Executive Order No. 191 extending the Public Health Emergency for another 30 days. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

The Company experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even though the delicatessen has been re-opened, the Company may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. The Company expects the growth rate and sales to be volatile in the near term as a result of the COVID-19.

On April 14, 2020, the Company consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. On April 24, 2020, the Company fully repaid the notes payable to Peter L. Coker, Jr., our Chairman, in the principal amount of $285,126, and $46.978 of accrued interest. The loans, which were paid in full, were repaid from the proceeds of private placement. The Company plans to utilize the remainder of the proceeds to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. As of September 30, 2020, we had approximately $1,700,000 of cash on hand, and a cash burn rate of approximately $70,000 per month. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations for the next 12 months. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations for the next 12 months. However, we are unable to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Date: November 5, 2020

HOMETOWN INTERNATIONAL, INC.

/s/ Paul F. Morina
Name: Paul F. Morina
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)