Form 10-K
period 2020-12-31
HOMETOWN INTERNATIONAL, INC.
filed 2021-03-26
CIK 1632081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is not ascertainable as there was no market for the equity as of such date.

As of March 25, 2021, the number of shares of common stock of the registrant outstanding is 7,797,004, par value $0.0001 per share.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

We have limited advertising using social media and direct mailing to residents in towns around our store, however, we continue to place advertisements in a local high school sports calendar, local newspaper and have attended various local events with food samples and menus. Events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue during 2021.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities. We have no particular business combination in mind and have not entered into any negotiations regarding such a combination. Neither our officers nor any of our affiliates has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or combination between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

On March 23, 2020, we were forced to temporarily close the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The temporarily closure and other effects of COVID-19 had a material impact on our business during 2020. Although we are unable to estimate the ultimate impact, it is anticipated that the COVID-19 pandemic will continue to effect the flow of customers into the deli throughout 2021.  Those customers include commuting workers, local students and coaches who frequent the sports facility on the property and the reduced number of people willing to dine outside the household.

Corporate Developments

On April 14, 2020, the Company consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000.

On April 15, 2020, the Company issued to each shareholder of record on said date: (i) five Class A Warrants, entitling the holder thereof to purchase five shares of the Company’s common stock at an exercise price of $1.25 per share (the “Class A Warrants”), (ii) five Class B Warrants, entitling the holder thereof to purchase five shares of the Company’s common stock at an exercise price of $1.50 per share (the “Class B Warrants”), (iii) five Class C Warrants, entitling the holder thereof to purchase five shares of the Company’s common stock at an exercise price of $1.75 per share (the “Class C Warrants”), and (iv) five Class D Warrants, entitling the holder thereof to purchase five shares of the Company’s common stock at an exercise price of $2.00 per share (the “Class D Warrants”), with each warrant expiring on April 15, 2035 (collectively, the “Warrants”)

Effective May 1, 2020, the Company entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tyron”). Tryon was things to support in the research, development, and analysis of product, financial and strategic matters. The term of the consulting agreement is one-year and Tryon shall receive $15,000 per month during the term. We anticipate extending the term of the Consulting Agreement with Tryon for an additional one-year term.

Effective May 1, 2020 the Company entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owns in excess of 10% of our common stock. VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year and VCH shall receive $25,000 per month during the term. We anticipate extending the term of the Consulting Agreement with VCH for an additional one-year term.

On June 8, 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register of an aggregate of 2,783,637 shares of common stock currently issued and outstanding. The registration statement became effective October 15, 2020.

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

The Market

The local Paulsboro market is small, but conducive to hosting a Your Hometown Deli. According to the NJ Gazetteer, there were 5862 people and 2198 households residing in the borough as of July 1, 2020. The median household income was $44,250. The broader Philadelphia Metropolitan Statistical Area is the eight-largest metropolitan area in the United States with a population to 6.1 million people.

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

Local competing delicatessen concept stores include Wawa and Royal Farms. Other dining and grocery options in the area include locally owned pizzerias, seafood, and fine dining restaurants. Fast food options in the vicinity include McDonalds, Burger King, and Wendy’s. Grocery stores include Dollar General, Heritage’s Dairy Stores and Save A Lot.

Employees

The Company presently has no full-time employees apart from its officers and directors, Paul F. Morina, President, and Christine T. Lindenmuth. Both are currently working for the Company without any compensation.

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

ITEM 1A. RISK FACTORS

Risks Related to our Business

Our financial condition and results of operations have been and are expected to continue to be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. To date, this outbreak has surfaced in nearly all regions around the world, and as the pandemic continues to spread, particularly in the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. As a result, on March 23, 2020, we were forced to temporarily close our delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19, However, on September 8, 2020, the delicatessen was reopened for business. We experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even now that the order is lifted and the delicatessen is re-opened, we may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will be able to generate sufficient revenues. The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Even now that we have reopened our store, we might be subject to modified hours and conditions. Moreover, should New Jersey fail to fully contain COVID-19 or suffer a COVID-19 relapse, the market for our deli may not recover quickly or at all, which could have a material adverse effect on our business and results of operations. As a result, we may incur additional impairment charges to our inventory, store and corporate assets, any of which may have a significant or material impact on our financial results. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the scope and duration of actions to contain COVID-19 or treat its impact, among others. While such actions may be relaxed or rolled back if and when the pandemic abates, the actions may be reinstated as it continues to evolve. The scope and timing of any such reinstatements are difficult to predict and may materially affect our future operations.

Economic conditions in the United States could adversely affect our business and financial results.

As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our customers may have less money for discretionary purchases and may stop or reduce their purchases of our products or trade down to competitors’ lower priced foods as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, inflation, higher taxes, reduced access to credit, economic uncertainty and potential negative impacts relating to federal economic policy changes and recent international trade disputes. These factors may also result in a general downturn in the restaurant industry. Decreases in customer traffic and/or average value per transaction will negatively impact our financial performance as reduced revenues without a corresponding decrease in expenses result in sales de-leveraging, which creates downward pressure on margins and also negatively impacts net revenues, operating income and earnings per share. There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

If our business plans are not successful, we may not be able to continue operations and our shareholders may lose their entire investment in us.

Through our wholly-owned subsidiary, Your Hometown Deli, we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. We planned to expand our Your Hometown Deli concept, but currently have only one delicatessen location in Paulsboro, New Jersey. On March 23, 2020, the Company temporarily closed the delicatessen due to the stay-at-home order issued by the Governor of New Jersey. Although the Stay at Home at Home Order has been lifted, on October 24, 2020, the Governor signed Executive Order No. 191 extending the Public Health Emergency for another 30 days. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

The Company experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even though the delicatessen has been re-opened, the Company may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. The Company expects the growth rate and sales to be volatile in the near term. The Company slowly regains its customer base after reopening.

On April 14, 2020, the Company consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. On April 24, 2020, the Company fully repaid the notes payable to Peter L. Coker, Jr., our Chairman, in the principal amount of $285,126 and $46,978 of accrued interest. The loans, which were paid in full, were repaid from the proceeds of private placement. The Company plans to utilize the remainder of the proceeds for working capital and general corporate purposes, and to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. Management believes that the current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. If we are not successful in expanding our Your Hometown Deli concept, or finding a business to merge with, we may need to cease our operations, which would result in our shareholders losing their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger or combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Although management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate, our Chairman intends to devote his full business time to seeking a target company.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. However, Peter Coker, Jr., our Chairman, intends to devote his full time to seeking a business combination for the Company. Neither Mr. Coker nor any of our officers have entered into any written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. We are dependent on the services of our management to obtain the additional capital required to implement our business plan and for investigating, negotiating and integrating potential acquisition opportunities. The loss of services of our officers could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that are private or that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited consolidated financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise-suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may need to raise additional capital to consummate a merger or business combination. If our outstanding warrants operations do not produce the necessary cash needed, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

Our shareholders may not be afforded an opportunity to vote on our proposed business combination.

We might consummate a business combination without obtaining shareholder approval of such transaction. Although a business combination might be structured so that obtaining shareholder approval of the business combination at a meeting called for such purpose would be a condition to closing, it is possible that we will consummate a business combination without the need for obtaining such approval. The decision as to whether we will seek shareholder approval of a proposed business combination or not will be made by us, solely in our discretion, and will be based on a variety of factors such as the structure of the transaction, the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

We do not have an audit, compensation or nominating and corporate governance committee. The functions such committees would perform are performed by the board as a whole. Consequently, there is a potential conflict of interest in board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

Risks Related to our Common Stock

Since we are traded on the OTC Markets, an active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops the price of our common stock may be volatile.

Presently, our common stock is traded on the OTCQB tier of the OTC Markets. Presently there is limited trading in our stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the Pink Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the pink sheets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any shares of common stock.

There is no assurance that we will be able to pay dividends to our shareholders, which means that you could receive little or no return on your investment.

Payment of dividends from our earnings and profits may be made at the sole discretion of our board of directors. There is no assurance that we will generate any distributable cash from operations. Our board may elect to retain cash for operating purposes, debt retirement, or some other purpose. Consequently, you may receive little or no return on your investment.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders. The amount of any debt financing we incur creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our shareholders after payment of our debts.

There is a limited public market for our Common Stock.

There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock will be able to be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 250,000,000 shares of capital stock. We have an aggregate of 155,940,080 warrants issued and outstanding which are all currently exercisable. The future issuance of common stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

The Company’s principal executive office and mailing address is 25 E. Grant Street, Woodstown, NJ 08098. Our telephone number is (856) 759-9034.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group, LLC (“Mantua”), a related party, for the store space at 541A Mantua Ave, Paulsboro, NJ 08066 for a monthly rate of $500. As extended on March 22, 2021, the term of the lease runs through June 30, 2023.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol “HWIN”. On March 22, 2021, the closing price of our common stock reported by the OTCQB was $13.75.

Holders

As of December 31, 2020, we had approximately 60 holders of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Issuer Purchases of Equity Securities

The Company has not purchased any of its securities.

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

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

On March 23, 2020, we were forced to temporarily close the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The temporarily closure and other effects of COVID-19 had a material impact on our business during 2020. Although we are unable to estimate the ultimate impact, it is anticipated that the COVID-19 pandemic will continue to effect the flow of customers into the deli throughout 2021.  Those customers include commuting workers, local students and coaches who frequent the sports facility on the property and the reduced number of people willing to dine outside the household.

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

During the year ended December 31, 2020, we continued to refine our menu and operating hours. We have limited advertising using social media and word of mouth; however, we continue to place an advertisement in a local high school sports calendar and have attended various local events with food samples and menus.  We have attended events like the Lighthouse Challenge held at Tinicum Rear Range Lighthouse and various political fundraisers throughout Gloucester County. We expect our losses to continue.

As reflected in the financial statements, the Company used cash in operations of $668,668 and has a net loss from operations of $631,356 and an accumulated deficit of $1,438,276 for the fiscal year ended December 31, 2020.

Critical Accounting Policies and Estimates

Use of Estimate

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in-kind contribution of service and valuation of deferred tax assets. Actual results could differ from those estimates.

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

The Company generates revenue operating a delicatessen. Revenues from the operations of Company-owned delicatessen are recognized when sales occur.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Results of Operations

For the years ended December 31, 2020 and December 31, 2019

Comparison for the Fiscal Year Ended December 31, 2020 and 2019

We generated revenue of $13,976 and $21,772 for the years ended December 31, 2020 and 2019, respectively. The decrease in revenue is attributed to the deli being closed due to COVID-19. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

The total cost and expenses was $638,414 for the year ended December 31, 2020, compared to $153,930 for the year ended December 31, 2019. This increase in costs and expenses is primarily due to $320,000 of consulting fees paid to related parties during the year ended December 31, 2020, an increase of $113,991 in professional resulting from the registration statement filed by the Company during the year ended December 31, 2020 and an increase of $59,909 in general and administrative expenses. Increase in general and administrative fees was attributable to fees required in connection with filing with the Security and Exchange Commission and an increase in general business expenses.

We incurred loss from operations of $624,438 and $132,158 for the years ended December 31, 2020 and 2019, respectively. This increase in loss from operations was due to a reduction in revenues and an increase in operating costs.

Other income for the year ended December 31, 2020 was $1,000 resulting from the New Jersey Economic Development Authority grant received from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus pandemic.

Interest income increased by $1,173 to $1,173 for the year ended December 31, 2020 from $0 for the year ended December 31, 2019. The increase was primarily due to interest on note receivable – related party.

Interest expense was $9,091 for the year ended December 31, 2020, compared to $27,183 for the year ended December 31, 2019. This decrease was due to a lower interest expense on the loans as a result of a decrease in debt outstanding.

Due to the described factors above, we had a net loss of $631,356 and $149,341 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of December 31, 2020, we had current assets of $1,556,426, consisting of $1,398,006 in cash, $6,594 in prepaid expenses, $954 in inventory, $150,000 in note receivable - related party and $872 in interest receivable – related party. Our current liabilities as of December 31, 2020, were $70,051, which is comprised of $64,749 due to certain officers, $2,388 in accounts payable and accrued expenses, and $2,914 in current operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2020 and 2019:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Net Cash Used in Operating Activities	$(668,668)	$(156,671)
Net Cash Used in Investing Activities	$(150,000)	$—
Net Cash Provided by Financing Activities	$2,211,292	$161,444
Net Increase in Cash and Cash Equivalents	$1,392,624	$4,773

For the year ended December 31, 2020, we had used cash of $668,668 for operating activities, used cash of $150,000 in investing activities and financing activities provided $2,211,292. We had a net increase in cash and cash equivalents of $1,392,624 for the year ended December 31, 2020.

For the year ended December 31, 2020, net cash used in operations of $668,668 was the result of a net loss of $631,356 and a decrease of accounts payable and accrued expenses of $66,593, offset by in-kind contribution of services of $30,856, depreciation expense of $5,801 and an increase in prepaid expenses of $6,594.

For the year ended December 31, 2019, net cash used in operations of $156,671 was the result of a net loss of $149,341 and a decrease of accounts payable and accrued expenses of $55,363 offset by in-kind contribution of services of $30,856, depreciation expense of $7,315, and a gain on debt settlement of $10,000.

Net cash used in our investing activities were $150,000 and $0 for the years ended December 31, 2020 and December 31, 2019, respectively. The increase was attributable to issuance of note receivable -related party of $150,000.

Our financing activities resulted in a cash inflow of $2,211,292 for the year ended December 31, 2020, which is represented by $2,500,000 proceeds from issuance of common stock, $11,732 proceeds from/due to related parties, $332,104 loan repayment to related party, $70,000 proceeds from note payable- related party and $38,336 repurchase of stock. Our financing activities resulted in a cash inflow of $161,444 for the year ended December 31, 2019, which is represented by $19,054 proceeds from a shareholder loan payable, repayment of note payable of $81,000, repayment of note payable – related party of $31,710 and $255,100 proceeds, net of repayment from note payable- related party.

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $668,668, has an accumulated deficit of $1,438,276 and has a net loss of $631,356 for the year ended December 31, 2020.

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

The Company experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even though the delicatessen has been re-opened, the Company may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. The Company expects the growth rate and sales to be volatile in the near term. The Company slowly regains its customer base after reopening.

On April 14, 2020, the Company consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. On April 24, 2020, the Company fully repaid the notes payable to Peter L. Coker, Jr., our Chairman, in the principal amount of $285,126, and $46.978 of accrued interest. The loans, which were paid in full, were repaid from the proceeds of private placement. The Company plans to utilize the remainder of the proceeds to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. As of December 31, 2020, we had approximately $1,398,000 of cash on hand, and a cash burn rate of approximately $70,000 per month. Management believes that the current working capital are sufficient to sustain its current operations for the next 12 months. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. However, we are unable to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Hometown International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hometown International, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Warrants issued to shareholders of record

As described in Note 6 to the consolidated financial statements, on April 15, 2020, the Company issued twenty warrants for every one share of common stock held to shareholders of record as of April 15, 2020. The warrants were issued to the shareholders of record on a pro-rata basis on the issuance date.

To determine the fair value of warrants, the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. The Company estimates the fair value of each warrant using the Black-Scholes option pricing model, that uses significant assumptions, including the Company's stock price, historical volatility of the Company's shares, risk-free interest rate and probability of exercise occurrence through expiration date of warrant. There was no consideration in exchange for the issuance of these warrants and therefore, these are treated as shareholder’s distribution with a net effect of zero on stockholder’s equity.

Auditing management's estimate for the fair value of warrants was complex and highly judgmental as it involved our assessment of the significant assumptions used by management because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of fair values were based on unobservable data, including, but not limited to, the historical volatility and probability of conversion.

To test the fair value of the Company's financial assets and liabilities, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company.

Notes receivable from related party

As discussed in Notes 3 and 11 to the consolidated financial statements, the Company received unsecured promissory notes from related parties in exchange for cash.

Evaluating the identification of related party transactions was highly judgmental as it involved our assessment to determine such transactions were identified by the Company.

We obtained an understanding of the Company’s certain internal controls related to the identification of related party transactions. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the identification of related party transactions.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2015

Boynton Beach, Florida

March 26, 2021

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash	$1,398,006	$5,382
Prepaid expenses	6,594	-
Inventory	954	1,044
Note receivable - related party, net	150,000	-
Interest receivable - related party	872	-
Total Current Assets	1,556,426	6,426

Leasehold improvements and equipment, net	237	6,038
Operating lease asset, net	2,914	8,324

Total Assets	$1,559,577	$20,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$2,388	$68,981
Operating lease liability, current	2,914	5,411
Due to Officers - related parties	64,749	53,017
Note payable - related party	-	362,104
Total Current Liabilities	70,051	489,513

Long Term Liabilities
Operating lease liability, net of current	-	2,913

Total Liabilities	70,051	492,426

Commitments and Contingencies (See Note 7)	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 250,000,000 shares authorized, 7,797,004 and 5,235,340 issued and outstanding, respectively	780	523
Additional paid-in capital	2,927,022	334,759
Accumulated deficit	(1,438,276)	(806,920)

Total Stockholders’ Equity (Deficit)	1,489,526	(471,638)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,559,577	$20,788

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Sales	$13,976	$21,772

Costs and Expenses
Food, beverage and supplies	10,124	15,824
Labor	126	102
Direct operating and occupancy	7,220	9,446
Depreciation	5,801	7,315
Consulting - related parties	320,000	-
Professional fees	170,767	56,776
General and administrative	124,376	64,467
Total cost and expenses	638,414	153,930

Loss from Operations	(624,438)	(132,158)

Other Income (Expenses)
Gain on debt settlement	-	10,000
Other Income	1,000	-
Interest Income	1,173	-
Interest Expense	(9,091)	(27,183)
Total Other (Expenses)	(6,918)	(17,183)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(631,356)	(149,341)

Provision for Income Taxes	-	-

NET LOSS	$(631,356)	$(149,341)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.03)

Weighted average number of shares outstanding - Basic and Diluted	7,081,731	5,235,340

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended December 31, 2020 and 2019

			Additional		Total Stockholders’
	Common stock		paid-in	Accumulated	Equity
	Shares	Amount	capital	Deficit	(Deficit)

Balance, December 31, 2018	5,235,340	$523	$303,903	$(657,579)	$(353,153)

In kind contribution of services	-	-	30,856	-	30,856

Net loss for the year ended December 31, 2019	-	-	-	(149,341)	(149,341)

Balance, December 31, 2019	5,235,340	$523	$334,759	$(806,920)	$(471,638)

Conversion of note payable - related party to common shares ($1.00/share)	100,000	10	99,990	-	100,000

Repurchase of common shares ($1.00/share)	(38,336)	(3)	(38,333)	-	(38,336)

Common stock issued for cash ($1.00/share)	2,500,000	250	2,499,750	-	2,500,000

In kind contribution of services	-	-	30,856	-	30,856

Net loss for the year ended December 31, 2020	-	-	-	(631,356)	(631,356)

Balance, December 31, 2020	7,797,004	$780	$2,927,022	$(1,438,276)	$1,489,526

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash Flows From Operating Activities:
Net Loss	$(631,356)	$(149,341)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	30,856	30,856
Depreciation expense	5,801	7,315
Gain on debt settlement	-	10,000
Amortization of operating lease assets	5,410	2,102
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(6,594)	-
(Increase) Decrease in inventory	90	(138)
Increase in interest receivable	(872)	-
Decrease in accounts payable and accrued expenses	(66,593)	(55,363)
Decrease in operating lease liability	(5,410)	(2,102)
Net Cash Used In Operating Activities	(668,668)	(156,671)

Cash Flows From Investing Activities:
Issuance of Note receivable - related party	(150,000)	-
Net Cash Used In Investing Activities	(150,000)	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance for cash	2,500,000	-
Proceeds from/due to officers	11,732	19,054
Repayment of note payable	-	(81,000)
Repayment of note payable - related party	(332,104)	(31,710)
Proceeds from note payable - related party, net of repayment	70,000	255,100
Repurchase of stock	(38,336)	-
Net Cash Provided by Financing Activities	2,211,292	161,444

Net Increase in Cash	1,392,624	4,773

Cash at Beginning of Year	5,382	609

Cash at End of Year	$1,398,006	$5,382

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,091	$44,367
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Accrued interest converted to note payable principal	$-	$25,196
Operating lease asset obtained for operating lease liability	$-	$10,426
Note payable - related party, converted into 100,000 shares of common stock	$100,000	$-

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

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

On March 23, 2020, we temporarily closed the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020. As of the date of this report, the Stay-at-Home Order has been lifted, however, on October 24, 2020, the Governor signed Executive Order No. 191 extending the Public Health Emergency for another 30 days. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

(B) Principles of Consolidation

The accompanying December 31, 2020 and 2019 consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in-kind contribution of service and valuation of deferred tax assets. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At December 31, 2020 and December 31, 2019, the Company had no cash equivalents.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period”. For December 31, 2020 and December 31, 2019, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2020 and December 31, 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2020	December 31, 2019
Class A Warrants (Exercise price - $1.25/share)	38,985,020	-
Class B Warrants (Exercise price - $1.50/share)	38,985,020	-
Class C Warrants (Exercise price - $1.75/share)	38,985,020	-
Class D Warrants (Exercise price - $2.00/share)	38,985,020	-

Total	155,940,080	-

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

The Company’s income tax expense differed from the statutory rates (federal 21% and state 9%) as follows:

	December 31, 2020	December 31, 2019

Expected tax expense (benefit) - Federal	$(120,652)	$(28,539)
Expected tax expense (benefit) - State	(56,822)	(13,441)
Permanent difference	66,789	-
Non-deductible expenses	13,458	8,674
Change in valuation allowance	97,227	33,306
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Net operating loss carryforwards	$206,992	$176,554
Total deferred tax assets	206,992	176,554
Less: valuation allowance	(206,992)	(176,554)
Net deferred tax asset recorded	$-	$-

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

As of December 31, 2020 and 2019, the Company has a net operating loss carry forward of approximately $736,336 and $628,084 available to offset future taxable income through December 31, 2040. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize approximately $199,000 of the net operating loss carryforwards before they will expire through the year 2037 and approximately $537,000 of net operating loss carryforwards that can be carry forward indefinitely subject to limitation.

The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $97,227 and $33,306, respectively.

The company’s federal income tax returns for the years 2017-2020 remain subject to examination by the Internal Revenue Service through 2025.

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

The Company generates revenue operating a delicatessen. Revenues from the operations of Company-owned delicatessen are recognized when sales occur.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

(J) Concentrations

The Company maintains various bank accounts at one bank, which, at times, may have balances that exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on its cash balances and has not experienced any losses in such accounts. At December 31, 2020 and December 31, 2019, the Company had cash balances in excess of FDIC limits of $1,147,290 and $0, respectively.

(K) Recent Accounting Pronouncements

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Inventories

Inventories consist of food and beverages, and are stated at cost.

(N) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $824 and $0 for the years ended December 31, 2020 and 2019, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(36,338)	(30,537)
Leasehold Improvements and Equipment, Net	$237	$6,038

Depreciation expense was $5,801 and $7,315 for the years ended December 31, 2020 and 2019, respectively.

NOTE 3	NOTE RECEIVABLE – RELATED PARTY

On November 25, 2020, the Company received an unsecured promissory note from a related party in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6% and is due on or before November 25, 2021. For the year ended December 31, 2020, the Company recorded an interest receivable of $872 (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

NOTE 4	NOTE PAYABLE – RELATED PARTY

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

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020. On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,978.54, plus any accrued and unpaid interest, is due and payable on December 31, 2020. As of April 24, 2020, the Company accrued $2,885 in interest expense. On April 24, 2020, the remaining note principal and accrued interest were repaid in full (See Note 6 (E) and 8).

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

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 25, 2020, the note principal was repaid in full (See Note 8).

NOTE 5	DUE TO OFFICERS – RELATED PARTY

During the year ended December 31, 2020, certain officers paid an aggregate $8,280 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2020, the balance due to officers was $61,297 (See Note 8).

For the year ended December 31, 2020, the Company owed to the Chairman $3,452 for corporate expense reimbursements. The amount was repaid on January 20, 2021 (See Notes 8 and 11).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

NOTE 6	STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000 with a par value of $0.0001 per share.

(B) In kind contribution of services

For the years ended December 31, 2020 and 2019, the Company recorded $30,856 and $30,856, respectively, as in-kind contribution of services provided by President and Vice President of the Company (See Note 8).

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

The Company issued the following warrants:

●	38,985,020 Class A Warrants

●	38,985,020 Class B Warrants

●	38,985,020 Class C Warrants

●	38,985,020 Class D Warrants

As of the date of this report, no warrants have been exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2019	-	-	-
Granted	155,940,080	$1.625	14.51
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, December 31, 2020	155,940,080	$1.625	14.25
Intrinsic Value	$1,812,803,430	-	-

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	14.25	$467,820,240
$1.50	38,985,020	14.25	$458,073,985
$1.75	38,985,020	14.25	$448,327,730
$2.00	38,985,020	14.25	$438,581,475

(E) Common Stock Issued on Debt Conversion

On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock (See Note 4).

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

NOTE 7	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective as of May 1, 2020, we entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”) which is 50% owned by the father of Peter L. Coker, Jr., our Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company, to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon shall receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company (See Note 8).

Effective as of May 1, 2020, we also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owns in excess of 10% of our common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company (See Note 8).

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the years ended December 31, 2020 and 2019, the Company had a rent expense of $6,000 and $6,000, respectively On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 (See Notes 8 and 11). The Company accounts for lease in accordance with ASC Topic 842.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

Supplemental consolidated balance sheet information related to leases was as follows:

December 31, 2020
Operating lease assets - right of use	$2,914

Lease Liability	$2,914
Less: operating lease liability, current	(2,914)
Long term operating lease liability	$-

Maturities of lease liabilities at December 31, 2020 are as follows:

2021	$3,000
Total lease liability	3,000
Less: present value discount	(86)
Total lease liability	$2,914

Supplemental disclosures of cash flow information related to leases were as follows:

	For the years ended December 31, 2020	For the years ended December 31, 2019

Cash paid for operating lease liabilities	$6,000	$6,000

For the years ended December 31, 2020 and 2019, the total lease cost were $6,000 and $6,000, respectively. The Company did not incur any variable lease cost for both periods.

NOTE 8	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the store on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the deli. The store opened on October 14, 2015, the first payments would have been due on November 15, 2015, however since the deli was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the years ended December 31, 2020 and 2019, the Company had a rent expense of $6,000 and $6,000, respectively. On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 (See Notes 7 and 11).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 25, 2020, the note principal was repaid in full (See Note 4).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019

For the years ended December 31, 2020 and 2019, the Company recorded $30,856 and $30,856, respectively, as in-kind contribution of services provided by President and Vice President of the Company (See Note 6(B)).

During the year ended December 31, 2020, certain officers paid an aggregate $8,280 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2020, the balance due to officers was $61,297 (See Note 5).

For the year ended December 31, 2020, the Company owed to the Chairman $3,452 for corporate expense reimbursements. The amount was repaid on January 20, 2021 (See Notes 5 and 11).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020. As of April 24, 2020, the Company accrued $255 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4)

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman of the Board in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020. On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,979, plus any accrued and unpaid interest, is due and payable on December 31, 2020. As of April 24, 2020, the Company accrued $2,885 in interest expense. On April 24, 2020, the remaining note principal and accrued interest were repaid in full (See Note 4 and 6(E)).

On December 31, 2019, the Company and Peter L. Coker, Jr., our Chairman of the Board agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020. As of April 24, 2020, the Company accrued $768 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., Chairman in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021. As of April 24, 2020, the Company accrued $406 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

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

AS OF DECEMBER 31, 2020 AND 2019

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

On November 25, 2021, the Company received an unsecured promissory note from a related party in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6% and is due on or before November 25, 2021. For the year ended December 31, 2020, the Company recorded an interest receivable of $872 (See Note 3).

NOTE 9	NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY GRANT

In June 2020, Your Hometown Deli, LLC executed the New Jersey Economic Development Authority Grant Application required for securing a Grant from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus (“COVID-19”) pandemic on the Company’s business. In connection therewith, Your Hometown Deli, LLC received a $1,000 Grant in July 2020, which does not have to be repaid. The amount is included in “Other Income” in our consolidated statements of operations.

NOTE 10	LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $668,668, has an accumulated deficit of $1,438,276, and has a net loss of $631,356 for the years ended December 31, 2020.

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

The Company experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even though the delicatessen has been re-opened, the Company may have a slowdown in customer’s visit due to the current economic condition. There will be no assurances that we will generate sufficient revenues. The Company expects the growth rate and sales to be volatile in the near term as the Company slowly regains its customer base after reopening.

On April 14, 2020, the Company consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. On April 24, 2020, the Company fully repaid the notes payable to Peter L. Coker, Jr., our Chairman, in the principal amount of $285,126 and $46,978 of accrued interest. The loans, which were paid in full, were repaid from the proceeds of private placement. The Company plans to utilize the remainder of the proceeds to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. As of December 31, 2020, we had approximately $1,398,000 of cash on hand, and a cash burn rate of approximately $70,000 per month. Management believes that the current working capital are sufficient to sustain its current operations for the next 12 months. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. However, we are unable to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations.

NOTE 11	SUBSEQUENT EVENTS

On February 12, 2021, the Company received an unsecured promissory note from a related party in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6% and is due on or before February 11, 2022.

On January 20, 2021, the Company repaid $3,452 the Chairman for corporate expense owed for the year ended December 31, 2020 (See Notes 5 and 8).

On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 (See Notes 7 and 8).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2020 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2020 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Peter L. Coker, Jr.	52	Chairman of the Board of Directors
Paul F. Morina	62	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Christine T. Lindenmuth	46	Vice President, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Peter L. Coker Jr., Chairman – Peter L. Coker Jr., Chairman – Since February 2013, Mr. Coker has been the Chairman (Executive Director) of South Shore Holdings Limited, a Hong Kong listed company. He is also a member of that company’s Finance and Investment Committee, Disclosure Committee and Executive Committee, and a director of its various subsidiaries. Mr. Coker was the Managing Partner of Pacific Advisers, and was also a partner of TDR Capital Investment Ltd (a Shenzhen-based private equity firm) from 2009 to 2013. From 2006 to 2009, Mr. Coker served as Chairman of Global Trading Offshore Pte (Singapore). From 2002 to 2005, Mr. Coker served as the Chairman of Wellington Securities (New Zealand). Mr. Coker served as an officer of the Bridge Companies prior to joining Wellington Securities (New Zealand) in 2002. During his service with the Bridge Companies, Mr. Coker held the title of Managing Director-Asia, Chief Executive Officer of E-Bridge and Managing Director of Bridge Asia where he was responsible for the firm’s equity business in Japan and South East Asia/Australia. From 2000 to 2001, Mr. Coker served as the Chairman of IRESS Market Technology Limited (formerly BridgeDFS) (ASX: IRE). Mr. Coker graduated from Lehigh University in the United States with a Bachelor of Arts degree in 1990. Our board of directors believes Mr. Coker’s industry experience, as well as his extensive finance and operations experience, uniquely position him to lead the Company through our next phase as a company. Our board of directors believes Mr. Coker’s industry experience, as well as his extensive finance and operations experience, uniquely position him to lead the Company through our next phase as a company.

Paul F. Morina, President, CEO, CFO, Treasurer and Director - Paul F. Morina, President, CEO, CFO, Treasurer and Director - Since 2008, Mr. Morina has been the Principal of Paulsboro (NJ) High School and as the Head Wrestling Coach since 1986. Mr. Morina has spent his entire career in the Paulsboro Public School District where he began as an Elementary School Physical Education Teacher and Health Instructor in 1982. He has held the positions of High School Physical Education and Health Instructor, Head Coach, and High School Athletic Director. While at James Madison University, he was a two-time NCAA Eastern Regional champion. Mr. Morina has been highly successful coaching high school wrestling for over 27 years in his hometown of Paulsboro, N. J. Named the 1994 State Wrestling Man-of-the-Year by Wrestling USA Magazine, his teams have won 25 class state championships, 24 district championships and 25 conference titles. He has a 550-34-4 overall record and has led the Paulsboro wrestling program to exceed 1,000 victories. In addition to his work within the Paulsboro public school systems, Mr. Morina served as a Member of Paulsboro Town Council from 2005 to 2011. Mr. Morina earned his B. A. from James Madison University and his M. Ed. degree from Widener University. We believe that Mr. Morina’s in-depth knowledge and extensive experience makes him a valuable member of our board of directors. We believe that Mr. Morina’s in-depth knowledge and extensive experience makes him a valuable member of our board of directors.

Christine T. Lindenmuth, Vice President, Secretary and Director - Since September 2012, Ms. Lindenmuth has been a Math Teacher at Paulsboro High School, where she is also active in the Paulsboro Education Association, Mentor Club, Renaissance Committee and Alternative Education Program. Prior to Paulsboro High, Ms. Lindenmuth was a Student Advisor at Salem Community College from 2010 through 2012. She has also served as a School Counselor at Gateway Regional High School, Lindenwold High School and Salem County Vocational School. Ms. Lindenmuth started her career as a Math Teacher in 1997 at the PG-CP Regional High School, where she taught accelerated students at the Academy of Science and Engineering. Ms. Lindenmuth currently serves on Salem County School Employee Federal Credit Union Loan Committee, as an Association Representative for the Penns Grove Chapter of the New Jersey Teachers Union, and as a representative on the State Educational Policy Committee for the New Jersey Education Association. Ms. Lindenmuth earned her B.A. from Rider University and her M. Ed. from Wilmington University. We believe that Ms. Lindenmuth’s in-depth knowledge and extensive experience makes her a valuable member of our board of directors. We believe that Ms. Lindenmuth’s in-depth knowledge and extensive experience makes her a valuable member of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 17, 2021, the number shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each executive officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned.

Unless otherwise indicated, the business address of each such person is c/o Hometown International, Inc., 25 E. Grant Street, Woodstown, New Jersey 08098. The percentages below are calculated based on 7,797,004 shares of Common Stock issued and outstanding as of March 17, 2021.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
Peter L. Coker, Jr.	0		0
Paul F. Morina(1)	31,500,000		83.34%
Christine T. Lindenmuth	0		0
All Executive Officers and Directors as a group (3 persons)	31,500,000		83.34%
Blackwell Partners LLC – Series A(2) 8/F Printing House 6 Duddell Street Central Hong Kong, Hong Kong	28,980,000	(3)	81.87%
STAR V Partners LLC(4) 8/F Printing House 6 Duddell Street Central Hong Kong, Hong Kong	13,938,750	(5)	66.15%
Maso Capital Investments Limited(6) 8/F Printing House 6 Duddell Street Central Hong Kong, Hong Kong	9,581,250	(7)	56.62%
Global Equity Limited(8) Avenida Da Praia Grande No. 759, 1 Andar Macau, China	42,000,000	(9)	87.87%
IPC-Trading Company(10) Avenida Da Praia Grande No. 759, 1 Andar Macau, China	10,500,000	(11)	57.39%
RTO Limited(12) Avenida Da Praia Grande No. 759, 1 Andar Macau, China	10,500,000	(13)	57.39%
VCH Limited(14) Avenida Da Praia Grande No. 759, 1 Andar Macau, China	10,500,000	(15)	57.39%
Europa Capital Investments, LLC (16) 610 Jones Ferry Road, Suite 207 Carrboro, North Carolina 27510	1,988,300	(17)	20.50%
Peter L. Coker, Sr.(18) 12804 Morehead Chapel Hill, North Carolina 27517	1,325,680	(19)	14.63%

(1)	Includes 1,500,000 shares of common stock issued and outstanding, 7,500,000 shares issuable upon the exercise of the Class A Warrants, 7,500,000 shares issuable upon the exercise of the Class B Warrants, 7,500,000 shares issuable upon the exercise of the Class C Warrants, and 7,500,000 shares issuable upon the exercise of the Class D Warrants.

(2)

Manoj Jain, authorized signatory of Maso Capital Partners Limited (“Maso”), has sole voting and investment power over the securities of the Company held by Blackwell Partners LLC – Series A (“Blackwell”). Mr. Jain and Maso disclaim beneficial ownership over the securities of the Company held by Blackwell.

(3)	Includes 1,380,000 shares of common stock issued and outstanding, 6,900,000 shares issuable upon the exercise of the Class A Warrants, 6,900,000 shares issuable upon the exercise of the Class B Warrants, 6,900,000 shares issuable upon the exercise of the Class C Warrants, and 6,900,000 shares issuable upon the exercise of the Class D Warrants.

(4)	Manoj Jain, authorized signatory of Maso, has sole voting and investment power over the securities of the Company held by STAR V Partners LLC (“Star”). Mr. Jain and Maso disclaim beneficial ownership over the securities of the Company held by Star.

(5)	Includes 663,750 shares of common stock issued and outstanding, 3,318,750 shares issuable upon the exercise of the Class A Warrants, 3,318,750 shares issuable upon the exercise of the Class B Warrants, 3,318,750 shares issuable upon the exercise of the Class C Warrants, and 3,318,750 shares issuable upon the exercise of the Class D Warrants.

(6)	Manoj Jain, authorized signatory of Maso, has sole voting and investment power over the securities of the Company held by Maso Capital Investments Limited.

(7)	Includes 456,250 shares of common stock issued and outstanding, 2,281,250 shares issuable upon the exercise of the Class A Warrants, 2,281,250 shares issuable upon the exercise of the Class B Warrants, 2,281,250 shares issuable upon the exercise of the Class C Warrants, and 2,281,250 shares issuable upon the exercise of the Class D Warrants.

(8)	Michael R. Tyldesley and Ibrahima Thiam, the owners of Global Equity Limited (“Global”), have joint voting and investment power over the securities of the Company held by Global.

(9)	Includes 2,000,000 shares of common stock issued and outstanding, 10,000,000 shares issuable upon the exercise of the Class A Warrants, 10,000,000 shares issuable upon the exercise of the Class B Warrants, 10,000,000 shares issuable upon the exercise of the Class C Warrants, and 10,000,000 shares issuable upon the exercise of the Class D Warrants. Global Equity purchased the 2,000,000 shares of common stock from Peter L. Coker, Jr., our Chairman, in April 2020.

(10)	Ibrahima Thiam and Lan Moi Lilia, the owners of IPC-Trading Company Ltd. (“IPC”), have joint voting and investment power over the securities of the Company held by IPC.

(11)	Includes 500,000 shares of common stock issued and outstanding, 2,500,000 shares issuable upon the exercise of the Class A Warrants, 2,500,000 shares issuable upon the exercise of the Class B Warrants, 2,500,000 shares issuable upon the exercise of the Class C Warrants, and 2,500,000 shares issuable upon the exercise of the Class D Warrants.

(12)	Nathalie Tina Pasyawon, the owner of RTO Limited (“RTO”), has sole voting and investment power over the securities of the Company held by RTO.

(13)	Includes 500,000 shares of common stock issued and outstanding, 2,500,000 shares issuable upon the exercise of the Class A Warrants, 2,500,000 shares issuable upon the exercise of the Class B Warrants, 2,500,000 shares issuable upon the exercise of the Class C Warrants, and 2,500,000 shares issuable upon the exercise of the Class D Warrants.

(14)	Michael Tyldesley, the managing director of VCH Limited (“VCH”), has sole voting and investment power over the securities of the Company held by VCH.

(15)	Includes 500,000 shares of common stock issued and outstanding, 2,500,000 shares issuable upon the exercise of the Class A Warrants, 2,500,000 shares issuable upon the exercise of the Class B Warrants, 2,500,000 shares issuable upon the exercise of the Class C Warrants, and 2,500,000 shares issuable upon the exercise of the Class D Warrants.

(16)	Peter L. Coker, Sr. and Peter Reichard, managing members of Europa Capital Investments, LLC (“Europa”) have joint voting and investment power over the securities of the Company held by Europa. Peter Coker, Sr. is the father of our Chairman, Peter Coker, Jr.

(17)

Includes 90,400 shares of common stock issued and outstanding, 475,000 shares issuable upon the exercise of the Class A Warrants, 475,000 shares issuable upon the exercise of the Class B Warrants, 475,000 shares issuable upon the exercise of the Class C Warrants, and 475,000 shares issuable upon the exercise of the Class D Warrants.

(18)	Peter L. Coker, Sr. is a managing member of Europa and the father of our Chairman, Peter L. Coker, Jr.

(19)

Includes 63,334 shares of common stock issued and outstanding, 316,670 shares issuable upon the exercise of the Class A Warrants, 316,670 shares issuable upon the exercise of the Class B Warrants, 316,670 shares issuable upon the exercise of the Class C Warrants, and 316,670 shares issuable upon the exercise of the Class D Warrants.

Changes in Control

We are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of January 1, 2018, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On February 12, 2021, the Company received an unsecured promissory note from a related party in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6% and is due on or before February 11, 2022.

On November 25, 2020, the Company received an unsecured promissory note from a related party in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6% and is due on or before November 25, 2021. For the year ended December 31, 2020, the Company recorded an interest receivable of $872.

Effective as of May 1, 2020, we entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”) which is 50% owned by Peter Coker, Sr., the father of Peter L. Coker, Jr., our Chairman of the Board. Pursuant to the agreement, Tryon shall receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company.

Effective as of May 1, 2020, we entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owns in excess of 10% of our common stock. Pursuant to this agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company.

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman, in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on March 31, 2021. The note principal and accrued interest were repaid in full on April 24, 2020.

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman, in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on February 13, 2021. As of March 31, 2020, the Company accrued $142 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full.

On February 1, 2020, Christine Lindenmuth, an officer and director of the Company, granted Peter L. Coker, Jr., Chairman of our Board, an option to purchase all of her 1,500,000 shares in the Company for $500. On March 19, 2020, Mr. Coker exercised the option and paid Ms. Lindenmuth $1,500 for the 1,500,000 shares. Mr. Coker simultaneously sold all of the 1,500,00 shares to three separate purchasers.

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

On April 16, 2020, the 2,000,000 shares which Peter L. Coker, Jr. had purchased from Mr. Morina and Ms. Lindenmuth were sold to Global Equity.

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr. in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on December 31, 2020. The note principal and accrued interest repaid in full on April 24, 2020.

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr. in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and is due on June 30, 2020. The note principal and accrued interest repaid in full on April 24, 2020.

On December 31, 2019, the Company and Europa agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020. On March 18, 2020, $100,000 of the principal amount of debt owed was converted to 100,000 shares of the Company’s common stock and the remaining principal balance owed in the amount of $44,979, plus any accrued and unpaid interest, is due and payable on December 31, 2020. The note principal and accrued interest repaid in full on April 24, 2020.

On December 31, 2019, the Company and Peter L. Coker, Jr. agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020. The note principal and accrued interest repaid in full on April 24, 2020.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with Mantua Creek Group LLC, for which our Paul Morina, our President, is a member of, for its store space at a monthly rate of $500. The amount of rent was determined by current market rate for retail space in the area and discounted slightly because the tenants would be financing most of the leasehold improvements. As of the date hereof, the operating lease agreement has been fully executed but Mantua has granted the Company an extension to start paying rent starting on January 1, 2016. On August 12, 2019, Mantua granted the Company an extension of the term of the lease for two additional years. For the years ended December 31, 2020 and 2019, the Company had a rent expense of $6,000 and $6,000, respectively. On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500.

On October 16, 2014, the Company entered into an unsecured promissory note with Christine Lindemuth in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The note was paid in full on January 27, 2020.

During the year ended December 31, 2020, certain officers paid an aggregate $8,280 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2020, the balance due to officers was $61,297.

For the year ended December 31, 2020, the Company owed to the Chairman $3,452 for corporate expense reimbursements. The amount was repaid on January 20, 2021.

During the year ended December 31, 2019, certain officers paid an aggregate $19,054 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2019, the balance due to officers was $53,017.

For the years ended December 31, 2020 and 2019, the Company recorded $30,856 and $30,856, respectively, as in-kind contribution of services provided by President and Vice President of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $21,013 and $19,846 for the fiscal year ended December 31, 2020 and 2019, respectively.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed $3,500 and $0 for audit related fees for the S-1 filing.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed $0 and $0, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Amendment to the Articles of Incorporation dated March 23, 2020 (7)
4.1	Promissory Note, dated December 31, 2019, in the original principal amount of $175,000 (5)
4.2	Form of Class A Warrant (6)
4.3	Form of Class B Warrant (6)
4.4	Form of Class C Warrant (6)
4.5	Form of Class D Warrant (6)
4.6*	Description of Capital Stock
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (2)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (3)
10.5	Stock Repurchase Agreement dated as of January 22, 2018 by and among Hometown International Inc. and Benchmark Capital LLC (4)
10.6	Promissory Note dated as of January 22, 2018 in the original principal amount of $5,250 issued to Benchmark Capital LLC (4)
10.7	Stock Purchase Agreement, dated December 31,2019, by and between Paul F. Morina and Peter Coker, Jr. (5)
10.8	Stock Purchase Agreement, dated December 31,2019, by and between Christine T. Lindenmuth and Peter Coker, Jr. (5)
10.9	Lease Addendum dated August 12, 2019 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC(8)
10.10	Form of Subscription Agreement (9)
10.11	Form of Registration Rights Agreement (9)
10.12	Consulting Agreement, effective as of May 1, 2020, by and between Tryon Capital Ventures LLC and Hometown International, Inc. (10)
10.13	Consulting Agreement, effective as of May 1, 2020, by and between VCH Limited and Hometown International, Inc. (10)
21.1	List of Subsidiary (1)
31.1/31.2*	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on June 8, 2015.
(2)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on October 19, 2015.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on January 4, 2016.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2020.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2020.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020.
(11)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on July 7, 2020.

*	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN INTERNATIONAL, INC.

Date: March 26, 2021	By:	/s/ Paul F. Morina
Paul F. Morina
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul F. Morina	President, Chief Executive Officer,	March 26, 2021
Paul F. Morina	Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Peter L. Coker, Jr.	Chairman of the Board of Directors	March 26, 2021
Peter L. Coker, Jr.

Signature	Title	Date

/s/ Christine Lindenmuth	Director	March 26, 2021
Christine Lindenmuth

