Form 10-Q
period 2021-03-31
HOMETOWN INTERNATIONAL, INC.
filed 2021-05-24
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 333-207488

HOMETOWN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5705488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

541-A Mantua Avenue

Paulsboro, NJ, 08066

(Address of principal executive offices) (Zip Code)

+853 6666 8542

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

Yes  ☐    No  ☒

As of May 21, 2021, the registrant had 7,797,004 shares of its common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Hometown International, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three Months Ended March 31, 2021

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2021 (Unaudited)	December 31, 2020

ASSETS
Current Assets
Cash	$1,100,957	$1,398,006
Prepaid expenses and other current assets	8,583	6,594
Inventory	895	954
Notes receivable - related parties	300,000	150,000
Interest receivable - related parties	1,997	872
Total Current Assets	1,412,432	1,556,426

Leasehold improvements and equipment, net	139	237
Operating lease asset	12,044	2,914

Total Assets	$1,424,615	$1,559,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$18,295	$2,388
Due to related party	4,993	3,452
Operating lease liability, current	3,719	2,914
Due to former officers	62,297	61,297
Total Current Liabilities	89,304	70,051

Long Term Liabilities
Operating lease liability, net of current	8,325	-

Total Liabilities	97,629	70,051

Commitments and Contingencies (See Note 8)	-	-

Stockholders’ Equity
Common stock, $0.0001 par value; 250,000,000 shares authorized, 7,797,004 and 7,797,004 issued and outstanding, respectively	780	780
Additional paid-in capital	2,934,736	2,927,022
Accumulated deficit	(1,608,530)	(1,438,276)

Total Stockholders’ Equity	1,326,986	1,489,526

Total Liabilities and Stockholders’ Equity	$1,424,615	$1,559,577

See accompanying notes to unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020

Sales	$5,305	$3,577

Costs and Expenses
Food, beverage and supplies	5,092	2,652
Labor	126	-
Direct operating and occupancy	1,602	2,234
Depreciation	98	1,811
Consulting - related parties	120,000	-
Professional fees	24,945	59,320
General and administrative	27,100	14,922
Total cost and expenses	178,963	80,939

Loss from Operations	(173,658)	(77,362)

Other Income (Expenses)
Interest Income - related parties	3,404	-
Interest Expense	-	(7,329)
Total Other Income (Expenses)	3,404	(7,329)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(170,254)	(84,691)

Provision for Income Taxes	-	-

NET LOSS	$(170,254)	$(84,691)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,797,004	5,244,291

See accompanying notes to unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance, December 31, 2020	7,797,004	$780	$2,927,022	$(1,438,276)	$1,489,526

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended March 31, 2021	-	-	-	(170,254)	(170,254)

Balance, March 31, 2021 (Unaudited)	7,797,004	$780	$2,934,736	$(1,608,530)	$1,326,986

	Common stock		Treasury	Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	capital	Deficit	Deficit
Balance, December 31, 2019	5,235,340	$523	$-	$334,759	$(806,920)	$(471,638)

Conversion of note payable - related party to common shares ($1.00/ per share)	100,000	10	-	99,990	-	100,000

Repurchase of common shares ($1.00/ per share)	(38,336)	-	(38,336)	-	-	(38,336)

In kind contribution of services	-	-	-	7,714	-	7,714

Net loss for the three months ended March 31, 2020	-	-	-	-	(84,691)	(84,691)

Balance, March 31, 2020 (Unaudited)	5,297,004	$533	$(38,336)	$442,463	$(891,611)	$(486,951)

See accompanying notes to unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities:
Net Loss	$(170,254)	$(84,691)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,714	7,714
Depreciation expense	98	1,811
Amortization of operating lease assets	1,439	1,303
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(1,989)	-
Decrease in inventory	59	526
Increase in interest receivable - related parties	(1,125)	-
Increase in accounts payable and accrued expenses	15,907	44,806
Decrease in operating lease liability	(1,439)	(1,303)
Net Cash Used in Operating Activities	(149,590)	(29,834)

Cash Flows From Investing Activities:
Note receivable - related parties	(150,000)	-
Net Cash Used in Investing Activities	(150,000)	-

Cash Flows From Financing Activities:
Proceeds from due to former officers	1,000	4,986
Proceeds from due to related party	4,993	-
Repayment of due to related party	(3,452)	-
Repayment of due to former officers	-	(2,000)
Proceeds from note payable - related party, net of repayment	-	70,000
Purchase of treasury stock	-	(38,336)
Net Cash Provided by Financing Activities	2,541	34,650

Net (Decrease) Increase in Cash	(297,049)	4,816

Cash at Beginning of Period	1,398,006	5,382

Cash at End of Period	$1,100,957	$10,198

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability upon remeasurement	$10,569	$-
Note payable - related party, converted into 100,000 shares of common stock	$-	$100,000

See accompanying notes to unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021.

It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Hometown International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 19, 2014. Through its wholly owned subsidiary, Your Hometown Deli, LLC, the Company is the originator of a new “Delicatessen” concept (“Your Hometown Deli”). The Company intends that its delicatessens will feature “home-style” sandwiches and other entrees in a casual friendly atmosphere, designed to be comfortable community gathering places for guests of all ages. Targeted towards smaller towns and communities, the Company’s first and only store is located in Paulsboro, New Jersey.

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

The Company was forced to temporarily close the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The temporary closure and other effects of COVID-19 had a material impact on the Company’s business during 2020. It is anticipated that the COVID-19 pandemic will continue to impact the Company’s business in 2021.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. The Company has no particular business combination in mind and has not entered into any negotiations regarding such a combination.

The Company’s accounting year end is December 31, which is the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying March 31, 2021 and 2020 unaudited condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in-kind contribution of service, valuation of deferred tax assets and operating lease assets and liabilities. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period”. For March 31, 2021 and 2020, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2021 and March 31, 2020 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Class A Warrants (Exercise price - $1.25/share)	38,985,020	-
Class B Warrants (Exercise price - $1.50/share)	38,985,020	-
Class C Warrants (Exercise price - $1.75/share)	38,985,020	-
Class D Warrants (Exercise price - $2.00/share)	38,985,020	-

Total	155,940,080	-

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

(H) Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

(J) Concentrations

The Company maintains various bank accounts at one bank, which, at times, may have balances that exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on its cash balances and has not experienced any losses in such accounts. At March 31, 2021 and December 31, 2020, the Company had cash balances in excess of FDIC limits of $853,320 and $1,147,290, respectively.

(K) Recent Accounting Pronouncements

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Inventories

Inventories consist of food and beverages, and are stated at cost.

(N) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $876 and $0 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(36,436)	(36,338)
Leasehold Improvements and Equipment, Net	$139	$237

Depreciation expense was $98 and $1,811 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 3	NOTES RECEIVABLE – RELATED PARTIES

On February 12, 2021, the Company received an unsecured promissory note from Med Spa Vacations, Inc., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before February 11, 2022. As of March 31, 2021, the Company has an interest receivable balance of $1,159. On May 12, 2021, the full principal of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder (See Notes 9 and 11).

On November 25, 2020, the Company received an unsecured promissory note from E-Waste Corp., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable. As of March 31, 2021, the Company has an interest receivable balance of $838. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder (See Notes 9 and 11).

NOTE 4	NOTE PAYABLE – RELATED PARTY

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured, and due on March 31, 2021. As of April 24, 2020, the Company accrued $406 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on February 13, 2021. As of April 24, 2020, the Company accrued $315 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on December 31, 2020. As of April 24, 2020, the Company accrued $255 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on June 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes, and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020.

On March 18, 2020, the Company, entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,979, plus any accrued and unpaid interest, is due and payable on December 31, 2020. As of April 24, 2020, the Company accrued $2,885 in interest expense. On April 24, 2020, the remaining note principal and accrued interest were repaid in full (See Notes 7 (E) and 9).

On December 31, 2019, the Company and Peter L. Coker, Jr., the Company’s Chairman of the Board, agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020. As of April 24, 2020, the Company accrued $768 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 25, 2020, the note principal was repaid in full (See Note 9).

NOTE 5	DUE TO FORMER OFFICERS

During the three months ended March 31, 2021, certain former officers paid an aggregate $1,000 in expenses on the Company’s behalf as an advance. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. As of March 31, 2021, the balance due to former officers was $62,297 (See Note 9).

NOTE 6	DUE TO RELATED PARTY

As of March 31, 2021, the Company owed to its Chairman $4,993 for corporate expense reimbursement. The amount was repaid on April 12, 2021 (See Notes 9 and 11).

As of December 31, 2020, the Company owed to its Chairman $3,452 for corporate expense reimbursements. The amount was repaid on January 20, 2021 (See Note 9).

NOTE 7	STOCKHOLDERS’ EQUITY

(A) Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada, increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000, with a par value of $0.0001 per share.

(B) In-kind Contribution of Services

For the three months ended March 31, 2021 and 2020, the Company recorded $7,714 and $7,714, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 9).

(C) Common Stock Repurchase

On March 18, 2020, the Company repurchased an aggregate of 38,336 shares of the Company’s common stock from a total of 11 shareholders, at a purchase price of $1.00 per share.

(D) Warrant Issuance

On March 18, 2020, the Board of Directors of the Company authorized the issuance of warrants to the shareholders of record as of the issuance date. As of such date, the Company was to issue each shareholder of record (i) five Class A Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.25 per share, (ii) five Class B Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.50 per share, (iii) five Class C Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.75 per share and (iv) five Class D Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $2.00 per share, with each warrant expiring on March 31, 2035. On March 31, 2020, the record date for the issuance of the warrants as extended to April 15, 2020.

On April 15, 2020, the Company issued twenty warrants for every one share of common stock held to shareholders of record as of April 15, 2020. The warrants were issued to the shareholders of record on a pro-rata basis on the issuance date. There was no consideration in exchange for the issuance of these warrants and, therefore, these warrants are treated as a shareholder’s distribution with a net effect of zero on the stockholder’s equity.

The Company issued the following warrants:

●	38,985,020 Class A Warrants

●	38,985,020 Class B Warrants

●	38,985,020 Class C Warrants

●	38,985,020 Class D Warrants

As of the date of this report, no warrants have been exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2020	155,940,080	1.625	14.25
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, March 31, 2021 (Unaudited)	155,940,080	$1.625	14.01
Intrinsic Value	$1,851,788,450	-	-

For the three months ended March 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	14.01	$477,566,495
$1.50	38,985,020	14.01	$467,820,240
$1.75	38,985,020	14.01	$458,073,985
$2.00	38,985,020	14.01	$448,327,730

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	14.25	$467,820,240
$1.50	38,985,020	14.25	$458,073,985
$1.75	38,985,020	14.25	$448,327,730
$2.00	38,985,020	14.25	$438,581,475

(E) Common Stock Issued on Debt Conversion

On March 18, 2020, the Company entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock (See Notes 4 and 9).

(F) Common Stock Issued for Cash

In April 2020, the Company sold 663,750 shares of common stock to an unrelated party for $663,750 in cash. The funds were received by the Company on April 14, 2020.

In April 2020, the Company sold 1,380,000 shares of common stock to an unrelated party for $1,380,000 in cash. The funds were received by the Company on April 15, 2020.

In April 2020, the Company sold 456,250 shares of common stock to an unrelated party for $456,250 in cash. The funds were received by the Company on April 14, 2020.

NOTE 8	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective as of May 1, 2020, the Company entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”), which is 50% owned by the father of Peter L. Coker, Jr., our Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company, to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement was one year; provided, however, that each party had the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon was to receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. On April 26, 2021, the Company terminated the consulting agreement with Tryon (See Notes 9 and 11).

Effective as of May 1, 2020, the Company also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”), which owns in excess of 10% of the Company’s common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. Upon expiration, the agreement was not renewed. (See Notes 9 and 11).

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payments would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the three months ended March 31, 2021 and 2020, the Company had a rent expense of $1,500 and $1,500, respectively. On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 (See Notes 9). The Company accounts for lease in accordance with ASC Topic 842, “Leases”.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease right-of-use (ROU) asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. In calculating the present value of the revised lease payments, the Company elected to utilize its incremental borrowing rate based on the revised lease terms as of the March 22, 2021, re-measurement date. This rate was determined to be 10%, and the Company determined the initial present value, at inception, of $10,569.

The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as operating lease assets, current operating lease liabilities and non-current operating lease liabilities.

Supplemental consolidated balance sheet information related to leases was as follows:

Operating Leases
March 31, 2021 (Unaudited)

Operating lease assets - right of use	$12,044

Lease liability is summarized below:

Lease Liability	$12,044
Less: operating lease liability, current	(3,719)
Long term operating lease liability	$8,325

Maturities of lease liabilities at March 31, 2021 are as follows:

2021	$4,500
2022	6,000
2023	3,000
Total lease liability	13,500
Less: present value discount	(1,456)
Total lease liability	$12,044

Supplemental disclosures of cash flow information related to leases were as follows:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Cash paid for operating lease liabilities	$1,500	$1,500

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Operating lease asset obtained for operating lease liability upon remeasurement	$10,569	$-

For the three months ended March 31, 2021 and 2020, the total lease costs were $1,500 and $1,500, respectively. The Company did not incur any variable lease cost for both periods.

NOTE 9	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payment would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a former related party for its store space at a monthly rate of $500. For the three months ended March 31, 2021 and 2020, the Company had a rent expense of $1,500 and $1,500, respectively. On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a former related party for its store space at a monthly rate of $500 (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a former related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. On January 25, 2020, the note principal was repaid in full (See Note 4).

During the three months ended March 31, 2021, certain former officers paid an aggregate $1,000 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and due on demand. As of March 31, 2021, the balance due to former officers was $62,297 (See Note 5).

As of March 31, 2021, the Company owed to its Chairman $4,993 for corporate expense reimbursement. The amount was repaid on April 12, 2021 (See Notes 6 and 11).

As of December 31, 2020, the Company owed to its Chairman $3,452 for corporate expense reimbursements. The amount was repaid on January 20, 2021 (See Note 6).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on December 31, 2020. As of April 24, 2020, the Company accrued $255 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4)

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on June 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes, and issued a new unsecured promissory note in the amount of $144,979. The note is bearing 8% interest, unsecured and due on December 31, 2020. On March 18, 2020, the Company entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted to 100,000 shares of the Company’s common stock (See Note 7 (E)). The remaining principal balance owed to such party in the amount of $44,979, plus any accrued and unpaid interest, is due and payable on December 31, 2020. As of April 24, 2020, the Company accrued $2,885 in interest expense. On April 24, 2020, the remaining note principal and accrued interest were repaid in full (See Note 4).

On December 31, 2019, the Company and Peter L. Coker, Jr., the Company’s Chairman of the Board, agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note is bearing 8% interest, unsecured and due on December 31, 2020. As of April 24, 2020, the Company accrued $768 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., its Chairman, in the amount of $50,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured, and due on March 31, 2021. As of April 24, 2020, the Company accrued $406 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., its Chairman, in the amount of $20,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on February 13, 2021. As of April 24, 2020, the Company accrued $315 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

Effective as of May 1, 2020, the Company entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”), which is 50% owned by the father of Peter L. Coker, Jr., the Company’s Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company, to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement was one year; provided, however, that each party had the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon was to receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. On April 26, 2021, the Company terminated the consulting agreement with Tryon (See Notes 8 and 11).

Effective as of May 1, 2020, the Company also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owns in excess of 10% of the Company’s common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. Upon expiration, the agreement was not renewed (See Notes 8 and 11).

On November 25, 2020, the Company received an unsecured promissory note from E-Waste Corp., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable. As of March 31, 2021, the Company has interest receivable balance of $838. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder (See Notes 3 and 11).

On February 12, 2021, the Company received an unsecured promissory note from Med Spa Vacations, Inc., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before February 11, 2022. As of March 31, 2021, the Company has interest receivable balance of $1,159 of interest receivable (See Note 3). On May 12, 2021, full principal of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder (See Notes 3 and 11)

NOTE 10	LIQUIDITY

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $149,590, has an accumulated deficit of $1,608,530, and has a net loss of $170,254 for the three months ended March 31, 2021.

On March 23, 2020, the Company temporarily closed the delicatessen due to the stay-at-home order issued by the Governor of New Jersey. Although the Stay at Home at Home Order was lifted, on October 24, 2020, the Governor signed Executive Order No. 191 extending the Public Health Emergency for another 30 days. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. It is anticipated that the COVID-19 pandemic will continue to impact our business in 2021.

The Company is slowly regaining its customer base since reopening. Even though the delicatessen has been re-opened, the Company may have a slowdown in customer’s visit due to the current economic condition. There can be no assurance that the Company will generate sufficient revenues to continue its operations. The Company expects the growth rate and sales to be volatile in the near term.

As of March 31, 2021, the Company had approximately $1,100,957 of cash on hand. The Company estimates its cash burn rate of approximately $30,000 per month. Management believes that the current working capital are sufficient to sustain its current operations for the next 12 months. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. However, the Company is unable to estimate the ultimate impact of the COVID-19 pandemic on its financial condition and future results of operations.

NOTE 11

SUBSEQUENT EVENTS

On April 12, 2021, the Company repaid $4,993 to its Chairman for corporate expenses owed for the three months ended March 31, 2021 (See Notes 6 and 9).

On April 14, 2021, $150,000 of a note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder. (See Notes 3 and 9).

On April 26, 2021, the Company terminated the consulting agreement with Tryon Capital, LLC, a related party (See Note 8).

As of April 30, 2021, the Company’s Consulting Agreement with VCH Limited, a related party was expired and not renewed (See Note 8).

On May 12, 2021, shareholder’s holding  77% of the Company’s voting power removed Paul Morina and Christine Lindenmuth as members of the Company’s board of directors, by written consent. On May  13, 2021, the Company’s board of directors, removed Paul Morina from all officer positions he held with the Company, including Chief Executive Officer, Chief Financial Officer and Treasurer, and removed Christine Lindenmuth from all officer positions she held with the Company, including Vice President and Secretary. In connection with Mr. Morina’s removal, he was removed from his roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer” for Securities and Exchange Commission (“SEC”) reporting purposes. Effective immediately upon the removals of Mr. Morina and Ms. Lindenmuth, Peter Coker Jr., the Company’s Chairman of the Company’s board of directors, was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. In connection with his appointments, Mr. Coker was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes. Mr. Morina and Ms. Lindenmuth remain principals of the Company’s operating subsidiary, Your Hometown Deli, LLC, and the Company’s delicatessen in Paulsboro, New Jersey remains open. The Company continues to seek and investigate and, if such investigation warrants, will engage in, a business combination with a private entity whose business presents an opportunity for its shareholders.

On May 12, 2021, $150,000 of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder (See Notes 3 and 9).

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

Overview

Incorporated on May 19, 2014 under the laws of the State of Nevada, Hometown International, Inc (the “Company”) is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The store is designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first and only store is located in Paulsboro, New Jersey.

We were forced to temporarily close the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The temporarily closure and other effects of COVID-19 had a material impact on our business during 2020. It is anticipated that the COVID-19 pandemic will continue to impact our business in 2021.

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

Recent Developments

On April 22, 2021, OTC Markets moved the Company’s common stock from the OTCQB Market to the OTC Pink Market.

On April 26, 2021, the Company terminated its consulting agreement with Tryon Capital, LLC, a related party.

As of April 30, 2021, the Company’s Consulting Agreement with VCH Limited, a related party was expired and not renewed.

On May 12, 2021, shareholder’s holding 77% of the Company’s voting power removed Paul Morina and Christine Lindenmuth as members of the Company’s board of directors, by written consent. On May 13, 2021, the Company’s board of directors, removed Paul Morina from all officer positions he held with the Company, including Chief Executive Officer, Chief Financial Officer and Treasurer, and removed Christine Lindenmuth from all officer positions she held with the Company, including Vice President and Secretary. In connection with Mr. Morina’s removal, he was removed from his roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer” for Securities and Exchange Commission (“SEC”) reporting purposes. Effective immediately upon the removals of Mr. Morina and Ms. Lindenmuth, Peter Coker Jr., the Company’s Chairman of the Company’s board of directors, was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. In connection with his appointments, Mr. Coker was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes. Mr. Morina and Ms. Lindenmuth remain principals of the Company’s operating subsidiary, Your Hometown Deli, LLC, and the Company’s delicatessen in Paulsboro, New Jersey remains open. The Company continues to seek and investigate and, if such investigation warrants, will engage in, a business combination with a private entity whose business presents an opportunity for our shareholders.

Results of Operations - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

We generated revenue of $5,305 and $3,577 for the three months ended March 31, 2021 and 2020, respectively. The increase in revenue is mainly attributed to an increase in customer’s visits following the re-opening of our delicatessen as a result of the easing of restrictions related to the COVID-19 pandemic.

Our total cost and expenses were $178,963 for the three months ended March 31, 2021, compared to $80,939 for the three months ended March 31, 2020. The total cost and expenses increased by approximately 121% primarily as a result of the increase of $120,000 of consulting fees paid to related parties during the three months ended March 31, 2021, which were not paid for the three months ended March 31, 2020, a decrease of $34,375 in professional fees resulting from the preparation and filing of a registration statement by the Company during the three months ended March 31, 2020, and an increase of $12,178 in general and administrative expenses. Increase in general and administrative fees was attributable to fees required in connection with filings with the Securities and Exchange Commission and an increase in general business expenses.

We incurred a loss from operations of $173,658 and $77,362 for the three months ended March 31, 2021 and 2020, respectively. The increase in loss from operations is mainly attributable to an increase in total costs and expenses and slightly offset by our increase in revenue during the three months ended March 31, 2021, as compared to the same period ended March 31, 2020.

Interest income – related parties increased by $3,404 to $3,404 for the three months ended March 31, 2021, from $0 for the three months ended March 31, 2020. The increase was primarily due to interest on notes receivable – related parties.

Interest expenses was $0 for the three months ended March 31, 2021, compared to $7,329 for the three months ended March 31, 2020. This decrease was due to a lower interest expense on loans as a result of a decrease in debt outstanding.

Due to the described factors above, we had a net loss of $170,254 and $84,691 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had current assets of $1,412,432, consisting of $1,100,957 in cash, $8,583 in prepaid expenses, $895 in inventory, $300,000 in notes receivable - related parties, and $1,997 in interest receivable – related parties. Our current liabilities as of March 31, 2021, were $89,304, which is comprised of $62,297 due to certain former officers, $4,993 due to Chairman – related party, $18,295 in accounts payable and accrued expenses, and $3,719 in current operating lease liability. Our long-term liabilities as of March 31, 2021, were $8,325, which is comprised of long-term operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
	(Unaudited)
Net Cash Used in Operating Activities	$(149,590)	$(29,834)
Net Cash Used in Investing Activities	$(150,000)	—
Net Cash Provided by Financing Activities	$2,541	$34,650
Net (Decrease) Increase in Cash and Cash Equivalents	$(297,049)	$4,816

For the three months ended March 31, 2021, net cash used in operations of $149,590 was the result of a net loss of $170,254, offset by in-kind contribution of services by $7,714, depreciation expense of $98, amortization of operating lease assets of $1,439, an increase in prepaid expenses and other current assets of $1,989, a decrease in inventory of $59, an increase in interest receivable of $1,125, an increase in accounts payable and accrued expense of $15,907, and a decrease on operating lease liability of $1,439.

For the three months ended March 31, 2020, net cash used in operations of $29,834 was the result of a net loss of $84,691, offset by in-kind contribution of services by $7,714, depreciation expense of $1,811, amortization of operating lease assets of $1,303, a decrease in inventory of $526, an increase in accounts payable and accrued expense of $44,806, and a decrease in operating lease liability of $1,303.

Net cash used in our investing activities were $150,000 and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase was attributable to issuance of note receivable -related party of $150,000.

Our financing activities resulted in a cash inflow of $2,541 for the three months ended March 31, 2021, which is represented by $1,000 in proceeds from due to former Officers, $4,993 due to Chairman – related party for corporate expense reimbursement and a $3,452 repayment of due to Chairman – related party. Our financing activities resulted in a cash inflow of $34,650 for the three months ended March 31, 2020, which is represented by $4,986 in proceeds from due to former Officers, a $2,000 loan repayment to former Officer, $70,000 in proceeds from a note payable – related party, and $38,336 from the repurchase of stock.

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $149,590, has an accumulated deficit of $1,608,530, and has a net loss of $170,254 for the three months ended March 31, 2021.

The Company is slowly regaining its customer base since re-opening. However, even though the delicatessen has been re-opened, the Company may have a slowdown in customer visits due to the current economic condition. There can be no assurance that we will generate sufficient revenues to continue our operations. The Company expects the growth rate and sales to be volatile in the near term.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company generates revenue operating a delicatessen. Revenues from the operations of Company-owned delicatessen are recognized when sales occur.

Leases

The Company accounts for lease in accordance with ASC Topic 842, “Leases”.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease right-of-use (ROU) asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2021 for the material weakness described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of March 31, 2021 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

c) Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the first fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits #		Title
10.1		Termination of Consulting Agreement, dated as of April 26, 2021, by and between Hometown International, Inc. and Tryon Capital, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2021)
31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2021

HOMETOWN INTERNATIONAL, INC.

/s/ Peter Coker Jr.
Name:	Peter Coker Jr.
Title:	President, Chief Executive Officer,
Chief Financial Officer, Secretary
Treasurer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial and Accounting Officer