Form 10-Q
period 2021-06-30
HOMETOWN INTERNATIONAL, INC.
filed 2021-08-06
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 333-207488

HOMETOWN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5705488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. 5th Street, Suite 800

PMB # 57

Winston Salem, NC 27101

(Address of principal executive offices) (Zip Code)

+853 6666 8542

(Registrant’s telephone number, including area code)

541-A Mantua Avenue

Paulsboro, NJ, 08066

(Former name or former address, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 6, 2021, the registrant had 7,797,004 shares of its common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Hometown International, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Six Months Ended June 30, 2021

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)

ASSETS

Current Assets
Cash	$1,301,737	$1,398,006
Prepaid expenses and other current assets	-	6,594
Inventory	1,091	954
Note receivable - related parties, net	-	150,000
Interest receivable - related parties	-	872
Total Current Assets	1,302,828	1,556,426

Leasehold improvements and equipment, net	86	237
Operating lease asset	10,835	2,914

Total Assets	$1,313,749	$1,559,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,774	$2,388
Due to related party	-	3,452
Operating lease liability, current	5,148	2,914
Due to former officers	62,297	61,297
Total Current Liabilities	75,219	70,051

Long Term Liabilities
Operating lease liability, net of current	5,687	-

Total Liabilities	80,906	70,051

Commitments and Contingencies (See Note 8)	-	-

Stockholders’ Equity
Common stock, $0.0001 par value; 250,000,000 shares authorized, 7,797,004 and 7,797,004 issued and outstanding, respectively	780	780
Additional paid-in capital	2,950,593	2,927,022
Accumulated deficit	(1,718,530)	(1,438,276)

Total Stockholders’ Equity	1,232,843	1,489,526

Total Liabilities and Stockholders’ Equity	$1,313,749	$1,559,577

See accompanying notes to unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Sales	$6,288	$-	$11,593	$3,577

Costs and Expenses
Food, beverage and supplies	4,939	212	10,031	2,864
Labor	293	-	419	-
Direct operating and occupancy	1,538	2,001	3,140	4,235
Depreciation	53	1,812	151	3,623
Consulting - related parties	40,000	80,000	160,000	80,000
Consulting	7,500	-	7,500	-
Professional fees	37,888	68,755	62,833	128,075
General and administrative	25,544	23,664	52,644	38,586
Total cost and expenses	117,755	176,444	296,718	257,383

Loss from Operations	(111,467)	(176,444)	(285,125)	(253,806)

Other Income (Expenses)
Interest Income - related parties	1,467	191	4,871	191
Interest Expense	-	(1,762)	-	(9,091)
Total Other Income (Expenses)	1,467	(1,571)	4,871	(8,900)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(110,000)	(178,015)	(280,254)	(262,706)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(110,000)	$(178,015)	$(280,254)	$(262,706)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,797,004	7,420,560	7,797,004	6,326,683

See accompanying notes to unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the three and six months ended June 30, 2021 and 2020
(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance, March 31, 2021 (Unaudited)	7,797,004	$780	$2,934,736	$(1,608,530)	$1,326,986

In kind contribution of services	-	-	15,857	-	15,857

Net loss for the three months ended June 30, 2021	-	-	-	(110,000)	(110,000)

Balance, June 30, 2021 (Unaudited)	7,797,004	$780	$2,950,593	$(1,718,530)	$1,232,843

Balance, December 31, 2020	7,797,004	$780	$2,927,022	$(1,438,276)	$1,489,526

In kind contribution of services	-	-	23,571	-	23,571

Net loss for the six months ended June 30, 2021	-	-	-	(280,254)	(280,254)

Balance, June 30, 2021 (Unaudited)	7,797,004	$780	$2,950,593	$(1,718,530)	$1,232,843

	Common stock		Treasury	Additional paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	capital	Deficit	(Deficit)

Balance, March 31, 2020 (Unaudited)	5,297,004	$533	$(38,336)	$442,463	$(891,611)	$(486,951)

Common stock issued for cash ($1.00/share)	2,500,000	250	-	2,499,750	-	2,500,000

In kind contribution of services	-	-	-	7,714	-	7,714

Net loss for the three months ended June 30, 2020	-	-	-	-	(178,015)	(178,015)

Balance, June 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,949,927	$(1,069,626)	$1,842,748

Balance, December 31, 2019	5,235,340	$523	$-	$334,759	$(806,920)	$(471,638)

Conversion of note payable - related party to common shares ($1.00/share)	100,000	10	-	99,990	-	100,000

Repurchase of common shares ($1.00/share)	(38,336)	-	(38,336)	-	-	(38,336)

Common stock issued for cash ($1.00/share)	2,500,000	250	-	2,499,750	-	2,500,000

In kind contribution of services	-	-	-	15,428	-	15,428

Net loss for the six months ended June 30, 2020	-	-	-	-	(262,706)	(262,706)

Balance, June 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,949,927	$(1,069,626)	$1,842,748

See accompanying notes to unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities:
Net Loss	$(280,254)	$(262,706)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	23,571	15,428
Depreciation expense	151	3,623
Amortization of operating lease assets	2,648	2,637
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	6,594	-
(Increase)Decrease in inventory	(137)	738
Decrease in interest receivable - related parties	872	-
Increase (Decrease) in accounts payable and accrued expenses	5,386	(57,504)
Decrease in operating lease liability	(2,648)	(2,637)
Net Cash Used In Operating Activities	(243,817)	(300,421)

Cash Flows From Investing Activities:
Note receivable - related parties	(150,000)	-
Repayment of note receivable - related parties	300,000	-
Net Cash Provided By Investing Activities	150,000	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance for cash	-	2,500,000
Proceeds from/due to former officers	1,000	7,196
Proceeds from/due to related party	4,993	-
Repayment of due to related party	(8,445)	-
Repayment of note payable - related party	-	(332,104)
Proceeds from note payable - related party	-	70,000
Purchase of treasury stock	-	(38,336)
Net Cash (Used in) Provided by Financing Activities	(2,452)	2,206,756

Net (Decrease) Increase in Cash	(96,269)	1,906,335

Cash at Beginning of Period	1,398,006	5,382

Cash at End of Period	$1,301,737	$1,911,717

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$9,091
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability upon remeasurement	$10,569	$-
Note payable - related party, converted into 100,000 shares of common stock	$-	$100,000

See accompanying notes to unaudited condensed consolidated financial statements.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2021
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

On May 12, 2021, shareholder’s holding 77% of the Company’s voting power removed Paul Morina and Christine Lindenmuth as members of the Company’s board of directors, by written consent. On May 13, 2021, the Company’s board of directors, removed Paul Morina from all officer positions he held with the Company, including Chief Executive Officer, Chief Financial Officer and Treasurer, and removed Christine Lindenmuth from all officer positions she held with the Company, including Vice President and Secretary. In connection with Mr. Morina’s removal, he was removed from his roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer” for Securities and Exchange Commission (“SEC”) reporting purposes. Effective immediately upon the removals of Mr. Morina and Ms. Lindenmuth, Peter Coker Jr., the Company’s Chairman of the Company’s board of directors, was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. In connection with his appointments, Mr. Coker was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes. Mr. Morina and Ms. Lindenmuth remain principals of the Company’s operating subsidiary, Your Hometown Deli, LLC, and the Company’s delicatessen in Paulsboro, New Jersey remains open. The Company continues to seek and investigate and, if such investigation warrants, will engage in, a business combination with a private entity whose business presents an opportunity for its shareholders

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

The Company was forced to temporarily close the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The temporary closure and other effects of COVID-19 had a material impact on the Company’s business during 2020. It is anticipated that the COVID-19 pandemic will continue to impact the Company’s business in 2021.

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

(B) Principles of Consolidation

The accompanying June 30, 2021 and 2020 unaudited condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period”. For June 30, 2021 and 2020, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

The computation of basic and diluted loss per share for June 30, 2021 and June 30, 2020 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Class A Warrants (Exercise price - $1.25/share)	38,985,020	38,985,020
Class B Warrants (Exercise price - $1.50/share)	38,985,020	38,985,020
Class C Warrants (Exercise price - $1.75/share)	38,985,020	38,985,020
Class D Warrants (Exercise price - $2.00/share)	38,985,020	38,985,020

Total	155,940,080	155,940,080

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

AS OF JUNE 30, 2021

(UNAUDITED)

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

(J) Concentrations

The Company maintains various bank accounts at one bank, which, at times, may have balances that exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on its cash balances and has not experienced any losses in such accounts. At June 30, 2021 and December 31, 2020, the Company had cash balances in excess of FDIC limits of $1,051,044 and $1,147,290, respectively.

(K) Recent Accounting Pronouncements

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Inventories

Inventories consist of food and beverages, and are stated at cost.

(N) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $876 and $0 for the six months ended June 30, 2021 and 2020, respectively. The Company had no advertising expense for the three months ended June 30, 2021 and 2020, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(36,489)	(36,338)
Leasehold Improvements and Equipment, Net	$86	$237

Depreciation expense was $53 and $1,812 for the three months ended June 30, 2021 and 2020, respectively.

Depreciation expense was $151 and $3,623 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 3	NOTES RECEIVABLE – RELATED PARTIES

On February 12, 2021, the Company received an unsecured promissory note from Med Spa Vacations, Inc., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before February 11, 2022. As of May 12, 2021, the Company had an interest receivable balance of $2,250. On May 12, 2021, the full principal of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder (See Note 9).

On November 25, 2020, the Company received an unsecured promissory note from E-Waste Corp., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable. As of April 14, 2021, the Company had an interest receivable balance of $1,184. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder (See Note 9).

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

AS OF JUNE 30, 2021

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

During the six months ended June 30, 2021, certain former officers paid a net aggregate $1,000 in expenses on the Company’s behalf as an advance. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. As of June 30, 2021, the balance due to former officers was $62,297 (See Note 9).

NOTE 6	DUE TO RELATED PARTY

As of March 31, 2021, the Company owed to its Chairman $4,993 for corporate expense reimbursement. The amount was repaid on April 12, 2021 (See Note 9).

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

(B) In-kind Contribution of Services

For the three months ended June 30, 2021 and 2020, the Company recorded $3,857 and $7,714, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 9).

For the six months ended June 30, 2021 and 2020, the Company recorded $11,571 and $15,428, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 9).

For the three months ended June 30, 2021 and 2020, the Company recorded $12,000 and $0, respectively, as in-kind contribution of services provided by the current President of the Company (See Note 9).

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

As of the date of this report, no warrants have been exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2020	155,940,080	1.625	14.25
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, June 30, 2021 (Unaudited)	155,940,080	$1.625	13.76
Intrinsic Value	$1,553,942,897	-	-

As of June 30, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	13.76	$403,105,107
$1.50	38,985,020	13.76	$393,358,852
$1.75	38,985,020	13.76	$383,612,597
$2.00	38,985,020	13.76	$373,866,342

As of December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	14.25	$467,820,240
$1.50	38,985,020	14.25	$458,073,985
$1.75	38,985,020	14.25	$448,327,730
$2.00	38,985,020	14.25	$438,581,475

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

NOTE 8	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective as of April 26, 2021, the Company entered into a Consulting Agreement with Benchmark Capital, LLC, a company formed under the laws of New Jersey (“Benchmark”). Pursuant to this agreement, Benchmark was engaged as a consultant to the Company, to assist with all filings requirements with the SEC. The term of the agreement is month-to-month; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Benchmark shall receive $7,500 per month, during the term of the agreement, starting on June 1, 2021, in addition to reimbursement of expenses approved in advance by the Company.

Effective as of May 1, 2020, the Company entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”), which is 50% owned by the father of Peter L. Coker, Jr., our Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company, to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement was one year; provided, however, that each party had the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon was to receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. On April 26, 2021, the Company terminated the consulting agreement with Tryon (See Note 9).

Effective as of May 1, 2020, the Company also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”), which owns in excess of 10% of the Company’s common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. Upon expiration, the agreement was not renewed. (See Note 9).

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payments would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. For the six months ended June 30, 2021 and 2020, the Company had a rent expense of $3,000 and $3,000, respectively. On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 (See Note 9). The Company accounts for lease in accordance with ASC Topic 842, “Leases”.

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

AS OF JUNE 30, 2021

(UNAUDITED)

The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as operating lease assets, current operating lease liabilities and non-current operating lease liabilities.

Supplemental consolidated balance sheet information related to leases was as follows:

Operating Leases

June 30, 2021 (Unaudited)

Operating lease assets - right of use	$10,835

Lease liability is summarized below:

Lease Liability	$10,835
Less: operating lease liability, current	(5,148)
Long term operating lease liability	$5,687

Maturities of lease liabilities at June 30, 2021 are as follows:

2021	$3,000
2022	6,000
2023	3,000
Total lease liability	12,000
Less: present value discount	(1,165)
Total lease liability	$10,835

Supplemental disclosures of cash flow information related to leases were as follows:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
	(Unaudited)	(Unaudited)
Cash paid for operating lease liabilities	$3,000	$3,000

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
	(Unaudited)	(Unaudited)
Operating lease asset obtained for operating lease liability upon remeasurement	$10,569	$-

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

For the three months ended June 30, 2021 and 2020, the total lease costs were $1,500 and $1,500, respectively. The Company did not incur any variable lease cost for both periods.

For the six months ended June 30, 2021 and 2020, the total lease costs were $3,000 and $3,000, respectively. The Company did not incur any variable lease cost for both periods.

NOTE 9	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payment would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a former related party for its store space at a monthly rate of $500. For the six months ended June 30, 2021 and 2020, the Company had a rent expense of $3,000 and $3,000, respectively. On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a former related party for its store space at a monthly rate of $500 (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a former related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. On January 25, 2020, the note principal was repaid in full (See Note 4).

For the three months ended June 30, 2021 and 2020, the Company recorded $3,857 and $7,714, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 7 (B)).

For the six months ended June 30, 2021 and 2020, the Company recorded $11,571 and $15,428, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 7 (B)).

For the three months ended June 30, 2021 and 2020, the Company recorded $12,000 and $0, respectively, as in-kind contribution of services provided by the current President of the Company (See Note 7 (B)).

During the six months ended June 30, 2021, certain former officers paid a net aggregate $1,000 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and due on demand. As of June 30, 2021, the balance due to former officers was $62,297 (See Note 5).

As of March 31, 2021, the Company owed to its Chairman $4,993 for corporate expense reimbursement. The amount was repaid on April 12, 2021 (See Note 6).

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

AS OF JUNE 30, 2021

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

Effective as of May 1, 2020, the Company entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”), which is 50% owned by the father of Peter L. Coker, Jr., the Company’s Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company, to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement was one year; provided, however, that each party had the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon was to receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. On April 26, 2021, the Company terminated the consulting agreement with Tryon (See Note 8).

Effective as of May 1, 2020, the Company also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owns in excess of 10% of the Company’s common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company, to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement is one year; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. Upon expiration, the agreement was not renewed (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

On November 25, 2020, the Company received an unsecured promissory note from E-Waste Corp., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable. As of April 14, 2021, the Company had interest receivable balance of $1,184. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder (See Note 3).

On February 12, 2021, the Company received an unsecured promissory note from Med Spa Vacations, Inc., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before February 11, 2022. As of May 12, 2021, the Company had interest receivable balance of $2,250 of interest receivable (See Note 3). On May 12, 2021, full principal of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder (See Note 3)

NOTE 10	LIQUIDITY

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $243,817, has an accumulated deficit of $1,718,530, and has a net loss of $280,254 for the six months ended June 30, 2021.

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

As of June 30, 2021, the Company had approximately $1,301,737 of cash on hand. The Company estimates its cash burn rate of approximately $20,000 per month. Management believes that the current working capital are sufficient to sustain its current operations for the next 12 months. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. However, the Company is unable to estimate the ultimate impact of the COVID-19 pandemic on its financial condition and future results of operations.

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

Overview

Hometown International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 19, 2014. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli Limited Liability Company (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The store is designed to offer local patrons of all ages with a comfortable community gathering place. Targeted towards smaller towns and communities, the Company’s first and only store is located in Paulsboro, New Jersey.

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

As of April 30, 2021, the Company’s Consulting Agreement with VCH Limited, a related party, expired and was not renewed.

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

Results of Operations - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

We generated revenue of $6,288 and $0 for the three months ended June 30, 2021 and 2020, respectively. The increase in revenue is mainly attributed to an increase in customer’s visits following the re-opening of our delicatessen as a result of the easing of restrictions related to the COVID-19 pandemic.

Our total cost and expenses were $117,755 for the three months ended June 30, 2021, compared to $176,444 for the three months ended June 30, 2020. The total cost and expenses decreased by approximately 33% primarily as a result of a decrease of $40,000 of consulting fees paid to related parties during the three months ended June 30, 2021 resulting from a termination of a consulting agreement – related party, and a decrease of $30,867 in professional fees related to the preparation and filing of a registration statement by the Company during the three months ended June 30, 2020.

We incurred a loss from operations of $111,467 and $176,444 for the three months ended June 30, 2021 and 2020, respectively. The decrease in loss from operations is mainly attributable to a decrease in total costs and expenses, slightly offset by our increase in revenue during the three months ended June 30, 2021, as compared to the same period ended June 30, 2020.

Interest income – related parties increased by $1,276 to $1,467 for the three months ended June 30, 2021, from $191 for the three months ended June 30, 2020. The increase was primarily due to interest on notes receivable – related parties as a result of increased note receivable.

Interest expense was $0 for the three months ended June 30, 2021, compared to $1,762 for the three months ended June 30, 2020. This decrease was due to a lower interest expense on loans as a result of a decrease in debt outstanding.

Due to the described factors above, we had a net loss of $110,000 and $178,015 for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

We generated revenue of $11,593 and $3,577 for the six months ended June 30, 2021 and 2020, respectively. The increase in revenue is mainly attributed to an increase in customer’s visits following the re-opening of our delicatessen as a result of the easing of restrictions related to the COVID-19 pandemic.

Our total cost and expenses were $296,718 for the six months ended June 30, 2021, compared to $ 257,383 for the six months ended June 30, 2020. The total cost and expenses increased by approximately 15% primarily as a result of an increase of $80,000 in consulting fees paid to related parties during the six months ended June 30, 2021, a decrease of $65,242 in professional fees related to the preparation and filing of a registration statement by the Company during the six months ended June 30, 2020, and an increase of $14,058 in general and administrative expenses. The increase in general and administrative fees was attributable to fees required in connection with filings with the SEC and an increase in general business expenses.

We incurred a loss from operations of $285,125 and $253,806 for the six months ended June 30, 2021 and 2020, respectively. The increase in loss from operations is mainly attributable to an increase in total costs and expenses and slightly offset by our increase in revenue during the six months ended June 30, 2021, as compared to the same period ended June 30, 2020.

Interest income – related parties increased by $4,680 to $4,871 for the six months ended June 30, 2021, from $191 for the six months ended June 30, 2020. The increase was primarily due to interest on notes receivable – related parties as a result of increased note receivable.

Interest expense was $0 for the six months ended June 30, 2021, compared to $9,091 for the six months ended June 30, 2020. This decrease was due to a lower interest expense on loans as a result of a decrease in debt outstanding.

Due to the described factors above, we had a net loss of $280,254 and $262,706 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had current assets of $1,302,828, consisting of $1,301,737 in cash, and $1,091 in inventory. Our current liabilities as of June 30, 2021, were $75,219, which is comprised of $62,297 due to certain former officers, $7,774 in accounts payable and accrued expenses, and $5,148 in current operating lease liability. Our long-term liabilities as of June 30, 2021, were $5,687, which is comprised of long-term operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
	(Unaudited)
Net Cash Used in Operating Activities	$(243,817)	$(300,421)
Net Cash Provided by Investing Activities	$150,000	$—
Net Cash (Used in) Provided by Financing Activities	$(2,452)	$2,206,756
Net (Decrease) Increase in Cash and Cash Equivalents	$(96,269)	$1,906,335

For the six months ended June 30, 2021, net cash used in operations of $243,817 was the result of a net loss of $280,254, offset by in-kind contribution of services by $23,571, depreciation expense of $151, a decrease in prepaid expenses and other current assets of $6,594, an increase in inventory of $137, a decrease in interest receivable of $872, and an increase in accounts payable and accrued expense of $5,386. For the six months ended June 30, 2020, net cash used in operations of $300,421 was the result of a net loss of $262,706 offset by offset by in-kind contribution of services of $15,428, depreciation expense of $3,623, a decrease of inventory of $738, and a decrease of accounts payable and accrued expenses of $57,504.

Net cash provided by our investing activities were $150,000 and $0 for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase was attributable to issuance of note receivable - related party of $150,000 and a repayment of note receivable – related party of $300,000.

Our financing activities resulted in a cash outflow of $2,452 for the six months ended June 30, 2021, which is represented by $1,000 in proceeds from due to former officers, $4,993 due to President – related party for corporate expense reimbursement and a $8,445 repayment of due to President – related party. Our financing activities resulted in a cash inflow of $2,206,756 for the six months ended June 30, 2020, which is represented by $2,500,000 proceeds from issuance of common stock, $7,196 proceeds from due to former officers, $332,104 loan repayment to related party, $70,000 proceeds from note payable- related party and $38,336 purchase of treasury stock.

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $243,817, has an accumulated deficit of $1,718,530, and has a net loss of $280,254 for the six months ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2021 for the material weakness described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of June 30, 2021 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the second fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits #		Title
10.1		Termination of Consulting Agreement, dated as of April 26, 2021, by and between Hometown International, Inc. and Tryon Capital, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2021)
31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2021	HOMETOWN INTERNATIONAL, INC.

/s/ Peter Coker Jr.
	Name:	Peter Coker Jr.
	Title:	President, Chief Executive Officer,
Chief Financial Officer, Secretary
Treasurer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial and Accounting Officer