Form 10-Q
period 2021-09-30
HOMETOWN INTERNATIONAL, INC.
filed 2021-11-15
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: September 30, 2021

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

N/A

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

As of November 15, 2021, the registrant had 7,797,004 shares of its common stock issued and outstanding.

HOMETOWN INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Hometown International, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Hometown International, Inc.

Financial Statements for the Three and Nine Months Ended September 30, 2021

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current Assets
Cash	$1,222,934	$1,398,006
Prepaid expenses and other current assets	-	6,594
Inventory	2,648	954
Note receivable - related parties, net	-	150,000
Interest receivable - related parties	-	872
Total Current Assets	1,225,582	1,556,426

Leasehold improvements and equipment, net	32	237
Operating lease asset	9,596	2,914

Total Assets	$1,235,210	$1,559,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,788	$2,388
Due to related party	-	3,452
Operating lease liability, current	5,278	2,914
Due to former officers	62,297	61,297
Total Current Liabilities	74,363	70,051

Long Term Liabilities
Operating lease liability, net of current	4,318	-

Total Liabilities	78,681	70,051

Commitments and Contingencies (See Note 8)	-	-

Stockholders’ Equity
Common stock, $0.0001 par value; 250,000,000 shares authorized, 7,797,004 and 7,797,004 issued and outstanding, respectively	780	780
Additional paid-in capital	2,978,593	2,927,022
Accumulated deficit	(1,822,844)	(1,438,276)

Total Stockholders’ Equity	1,156,529	1,489,526

Total Liabilities and Stockholders’ Equity	$1,235,210	$1,559,577

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Sales	$2,387	$1,894	$13,980	$5,471

Costs and Expenses
Food, beverage and supplies	4,118	1,039	14,149	3,903
Labor	1,080	-	1,499	-
Direct operating and occupancy	3,037	1,485	6,177	5,720
Depreciation	54	1,805	205	5,428
Consulting - related parties	-	120,000	160,000	200,000
Consulting	22,500	-	30,000	-
Professional fees	33,198	18,158	96,031	146,233
General and administrative	42,746	37,385	95,390	75,971
Total cost and expenses	106,733	179,872	403,451	437,255

Loss from Operations	(104,346)	(177,978)	(389,471)	(431,784)

Other Income (Expenses)
Other Income	-	1,000	-	1,000
Interest Income - related parties	32	69	4,903	260
Interest Expense	-	-	-	(9,091)
Total Other Income (Expenses)	32	1,069	4,903	(7,831)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(104,314)	(176,909)	(384,568)	(439,615)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(104,314)	$(176,909)	$(384,568)	$(439,615)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.06)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,797,004	7,797,004	7,797,004	6,841,567

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance, June 30, 2021 (Unaudited)	7,797,004	$780	$2,950,593	$(1,718,530)	$1,232,843

In kind contribution of services	-	-	28,000	-	28,000

Net loss for the three months ended September 30, 2021	-	-	-	(104,314)	(104,314)

Balance, September 30, 2021 (Unaudited)	7,797,004	$780	$2,978,593	$(1,822,844)	$1,156,529

Balance, December 31, 2020	7,797,004	$780	$2,927,022	$(1,438,276)	$1,489,526

In kind contribution of services	-	-	51,571	-	51,571

Net loss for the nine months ended September 30, 2021	-	-	-	(384,568)	(384,568)

Balance, September 30, 2021 (Unaudited)	7,797,004	$780	$2,978,593	$(1,822,844)	$1,156,529

	Common stock		Treasury	Additional paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	capital	Deficit	(Deficit)

Balance, December 31, 2019	5,235,340	$523	$-	$334,759	$(806,920)	$(471,638)

Conversion of note payable - related party to common shares ($1.00/share)	100,000	10	-	99,990	-	100,000

Repurchase of common shares ($1.00/share)	(38,336)	-	(38,336)	-	-	(38,336)

Common stock issued for cash ($1.00/share)	2,500,000	250	-	2,499,750	-	2,500,000

In kind contribution of services	-	-	-	23,142	-	23,142

Net loss for the nine months ended September 30, 2020	-	-	-	-	(439,615)	(439,615)

Balance, September 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,957,641	$(1,246,535)	$1,673,553

Balance, June 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,949,927	$(1,069,626)	$1,842,748

In kind contribution of services	-	-	-	7,714	-	7,714

Net loss for the three months ended September 30, 2020	-	-	-	-	(176,909)	(176,909)

Balance, September 30, 2020 (Unaudited)	7,797,004	$783	$(38,336)	$2,957,641	$(1,246,535)	$1,673,553

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities:
Net Loss	$(384,568)	$(439,615)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	51,571	23,142
Depreciation expense	205	5,428
Amortization of operating lease assets	3,887	4,006
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	6,594	-
(Increase) in inventory	(1,694)	(109)
Decrease in interest receivable - related parties	872	-
Increase in accounts payable and accrued expenses	4,400	(54,227)
Decrease in operating lease liability	(3,887)	(4,006)
Net Cash Used In Operating Activities	(322,620)	(465,381)

Cash Flows From Investing Activities:
Note receivable - related parties	(150,000)	-
Repayment of note receivable - related parties	300,000	-
Net Cash Provided By Investing Activities	150,000	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance for cash	-	2,500,000
Proceeds from/due to former officers	1,000	8,090
Proceeds from/due to related party	4,993	-
Repayment of due to related party	(8,445)	-
Repayment of note payable - related party	-	(332,104)
Proceeds from note payable - related party	-	70,000
Purchase of treasury stock	-	(38,336)
Net Cash Provided by (Used in) Financing Activities	(2,452)	2,207,650

Net (Decrease) Increase in Cash	(175,072)	1,742,269

Cash at Beginning of Period	1,398,006	5,382

Cash at End of Period	$1,222,934	$1,747,651

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$9,091
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability upon remeasurement	$10,569	$-
Note payable - related party, converted into 100,000 shares of common stock	$-	$100,000

See accompanying notes to condensed consolidated unaudited financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

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

AS OF SEPTEMBER 30, 2021

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

(B) Principles of Consolidation

The accompanying September 30, 2021 and 2020 unaudited condensed consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period”. For September 30, 2021 and 2020, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for September 30, 2021 and September 30, 2020 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Class A Warrants (Exercise price - $1.25/share)	38,985,020	38,985,020
Class B Warrants (Exercise price - $1.50/share)	38,985,020	38,985,020
Class C Warrants (Exercise price - $1.75/share)	38,985,020	38,985,020
Class D Warrants (Exercise price - $2.00/share)	38,985,020	38,985,020

Total	155,940,080	155,940,080

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

(J) Concentrations

The Company maintains various bank accounts at one bank, which, at times, may have balances that exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on its cash balances and has not experienced any losses in such accounts. At September 30, 2021 and December 31, 2020, the Company had cash balances in excess of FDIC limits of $970,393 and $1,147,290, respectively.

(K) Recent Accounting Pronouncements

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Inventories

Inventories consist of food and beverages, and are stated at cost.

(N) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $1,956 and $96 for the nine months ended September 30, 2021 and 2020, respectively.

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $1,080 and $96 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(36,543)	(36,338)
Leasehold Improvements and Equipment, Net	$32	$237

Depreciation expense was $54 and $1,805 for the three months ended September 30, 2021 and 2020, respectively.

Depreciation expense was $205 and $5,428 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 3	NOTES RECEIVABLE – RELATED PARTIES

On February 12, 2021, the Company received an unsecured promissory note from Med Spa Vacations, Inc., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before February 11, 2022. As of May 12, 2021, the Company has an interest receivable balance of $2,250. On May 12, 2021, the full principal of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder (See Note 9).

On November 25, 2020, the Company received an unsecured promissory note from E-Waste Corp., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable. As of April 14, 2021, the Company has an interest receivable balance of $1,184. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder (See Note 9).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

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

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on September 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

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

During the nine months ended September 30, 2021, certain former officers paid a net aggregate $1,000 in expenses on the Company’s behalf as an advance. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. As of September 30, 2021, the balance due to former officers was $62,297 (See Note 9).

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

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 7	STOCKHOLDERS’ EQUITY

(A) Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada, increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000, with a par value of $0.0001 per share.

(B) In-kind Contribution of Services

For the three months ended September 30, 2021 and 2020, the Company recorded $0 and $7,714, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 9).

For the nine months ended September 30, 2021 and 2020, the Company recorded $11,571 and $23,142, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 9).

For the three months ended September 30, 2021 and 2020, the Company recorded $28,000 and $0, respectively, as in-kind contribution of services provided by the current President of the Company (See Note 9).

For the nine months ended September 30, 2021 and 2020, the Company recorded $40,000 and $0, respectively, as in-kind contribution of services provided by the current President of the Company (See Note 9).

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

As of the date of this report, no warrants have been exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2020	155,940,080	1.625	14.25
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, September 30, 2021 (Unaudited)	155,940,080	$1.625	13.51
Intrinsic Value	$1,890,773,470	-	-

For the nine months ended September 30, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	13.51	$487,312,750
$1.50	38,985,020	13.51	$477,566,495
$1.75	38,985,020	13.51	$467,820,240
$2.00	38,985,020	13.51	$458,073,985

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	14.25	$467,820,240
$1.50	38,985,020	14.25	$458,073,985
$1.75	38,985,020	14.25	$448,327,730
$2.00	38,985,020	14.25	$438,581,475

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

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 8	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective as of April 26, 2021, the Company also entered into a Consulting Agreement with Benchmark Capital, LLC Limited, a company formed under the laws of New Jersey (“Benchmark”). Pursuant to this agreement, Benchmark was engaged as a consultant to the Company, to assist with all filings requirements with the SEC. The term of the agreement is month-to-month; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Benchmark shall receive $7,500 per month, during the term of the agreement, starting on June 1, 2021, in addition to reimbursement of expenses approved in advance by the Company.

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

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payments would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a related party for its store space at a monthly rate of $500 (See Note 9). The Company accounts for lease in accordance with ASC Topic 842, “Leases”. For the nine months ended September 30, 2021 and 2020, the Company had a rent expense of $4,500 and $4,500, respectively.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

Supplemental consolidated balance sheet information related to leases was as follows:

Operating Leases

September 30, 2021 (Unaudited)

Operating lease assets - right of use	$9,596

Lease liability is summarized below:

Lease Liability	$9,596
Less: operating lease liability, current	(5,278)
Long term operating lease liability	$4,318

Maturities of lease liabilities at September 30, 2021 are as follows:

2021	$1,500
2022	6,000
2023	3,000
Total lease liability	10,500
Less: present value discount	(904)
Total lease liability	$9,596

Supplemental disclosures of cash flow information related to leases were as follows:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
	(Unaudited)	(Unaudited)
Cash paid for operating lease liabilities	$4,500	$4,500

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
	(Unaudited)	(Unaudited)
Operating lease asset obtained for operating lease liability upon remeasurement	$10,569	$-

For the three months ended September 30, 2021 and 2020, the total lease costs were $1,500 and $1,500, respectively. The Company did not incur any variable lease cost for both periods.

For the nine months ended September 30, 2021 and 2020, the total lease costs were $4,500 and $4,500, respectively. The Company did not incur any variable lease cost for both periods.

NOTE 9	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease for the lease agreement to start 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payment would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was due January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of non-cancelable operating lease with a former related party for its store space at a monthly rate of $500. On March 22, 2021, the Company was granted an additional two-year extension of non-cancelable operating lease with a former related party for its store space at a monthly rate of $500. For the nine months ended September 30, 2021 and 2020, the Company had a rent expense of $4,500 and $4,500, respectively (See Note 8).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

On October 16, 2014, the Company entered into an unsecured promissory note with a former related party in the amount of $2,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. On January 25, 2020, the note principal was repaid in full (See Note 4).

For the three months ended September 30, 2021 and 2020, the Company recorded $0 and $7,714, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 7 (B)).

For the nine months ended September 30, 2021 and 2020, the Company recorded $11,571 and $23,142, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 7 (B)).

For the three months ended September 30, 2021 and 2020, the Company recorded $28,000 and $0, respectively, as in-kind contribution of services provided by the current President of the Company (See Note 7 (B)).

For the nine months ended September 30, 2021 and 2020, the Company recorded $40,000 and $0, respectively, as in-kind contribution of services provided by the current President of the Company (See Note 7 (B)).

During the nine months ended September 30, 2021, certain former officers paid a net aggregate $1,000 in expenses on Company’s behalf as an advance. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and due on demand. As of September 30, 2021, the balance due to former officers was $62,297 (See Note 5).

As of March 31, 2021, the Company owed to its Chairman $4,993 for corporate expense reimbursement. The amount was repaid on April 12, 2021 (See Notes 6 and 11).

As of December 31, 2020, the Company owed to its Chairman $3,452 for corporate expense reimbursements. The amount was repaid on January 20, 2021 (See Note 6).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $10,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on December 31, 2020. As of April 24, 2020, the Company accrued $255 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4)

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $175,000. Pursuant to the terms of the note, the note is bearing 8% interest, unsecured and due on September 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

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

AS OF SEPTEMBER 30, 2021

(UNAUDITED)

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

On November 25, 2020, the Company received an unsecured promissory note from E-Waste Corp., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable. As of April 14, 2021, the Company has interest receivable balance of $1,184. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder (See Note 3).

On February 12, 2021, the Company received an unsecured promissory note from Med Spa Vacations, Inc., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6%, unsecured, and due on or before February 11, 2022. As of May 12, 2021, the Company has interest receivable balance of $2,250 of interest receivable (See Note 3). On May 12, 2021, full principal of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder (See Note 3)

NOTE 10	LIQUIDITY

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $322,620, has an accumulated deficit of $1,822,844, and has a net loss of $384,568 for the nine months ended September 30, 2021.

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

As of September 30, 2021, the Company had $1,222,934 of cash on hand. The Company estimates its cash burn rate of approximately $20,000 per month. Management believes that the current working capital are sufficient to sustain its current operations for the next 12 months. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. However, the Company is unable to estimate the ultimate impact of the COVID-19 pandemic on its financial condition and future results of operations.

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

Overview and Recent Developments

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

The delicatessen was temporarily closed, beginning on August 1, 2021, while we changed management of Your Hometown Deli and hired a new operations manager for the store in Paulsboro, New Jersey. The delicatessen reopened on September 11, 2021, with increased staff and expanded hours.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

We generated revenue of $2,387 and $1,894 for the three months ended September 30, 2021 and 2020, respectively. The increase in revenue is mainly attributed to an increase in customer’s visits following the re-opening of our delicatessen as a result of the easing of restrictions related to the COVID-19 pandemic.

Our total cost and expenses were $106,733 for the three months ended September 30, 2021, compared to $179,872 for the three months ended September 30, 2020. The total cost and expenses decreased by approximately 41% primarily attributable to a decrease of $120,000 in consulting fees paid to related parties during the three months ended September 30, 2020, offset by an increase of $22,500 in consulting fees paid during the three months ended September 30, 2021, an increase of $15,040 in professional fees attributable to fees paid for filings with the Securities and Exchange Commission, an increase in food costs of $3,079, an increase in labor costs of $1,080, and an increase of $5,361 in general and administrative expenses. The increase in general and administrative fees was attributable to fees required in connection with filings with the SEC and an increase in general business expenses.

We incurred a loss from operations of $104,346 and $177,978 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in loss from operations is mainly attributable to a decrease in total costs and expenses, slightly offset by our increase in revenue during the three months ended September 30, 2021, as compared to the same period ended September 30, 2020.

Other income for the three months ended September 30, 2020 was $1,000 resulting from the New Jersey Economic Development Authority grant received from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus pandemic.

Interest income – related parties decreased by $37 to $32 for the three months ended September 30, 2021, from $69 for the three months ended September 30, 2020. The decrease was primarily due to interest on notes receivable – related parties as a result of a decreased note receivable due to repayment.

Interest expense was $0 for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020.

Due to the described factors above, we had a net loss of $104,314 and $176,909 for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

We generated revenue of $13,980 and $5,471 for the nine months ended September 30, 2021 and 2020, respectively. The increase in revenue is mainly attributed to an increase in customer’s visits following the re-opening of our delicatessen as a result of the easing of restrictions related to the COVID-19 pandemic.

Our total cost and expenses were $403,451 for the nine months ended September 30, 2021, compared to $437,255 for the nine months ended September 30, 2020. The total cost and expenses decreased by approximately 8% primarily as a result of a decrease of $40,000 in consulting fees paid to related parties and a decrease of $50,202 in professional fees related to the preparation and filing of a registration statement by the Company during the nine months ended September 30, 2020, offset by an increase in food costs of $10,246 and labor costs of $1,499, an increase of $30,000 in consulting fees paid during the nine months ended September 30, 2021, and an increase of $19,419 in general and administrative expenses. The increase in general and administrative fees was attributable to fees required in connection with filings with the SEC and an increase in general business expenses.

We incurred a loss from operations of $389,471 and $431,784 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in loss from operations is mainly attributable to an increase in total costs and expenses and slightly offset by our increase in revenue during the nine months ended September 30, 2021, as compared to the same period ended September 30, 2020.

Other income for the nine months ended September 30, 2020 was $1,000 resulting from the New Jersey Economic Development Authority grant received from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus pandemic.

Interest income – related parties increased by $4,643 to $4,903 for the nine months ended September 30, 2021, from $260 for the nine months ended September 30, 2020. The increase was primarily due to interest on notes receivable – related parties as a result of increased note receivable.

Interest expense was $0 for the nine months ended September 30, 2021, compared to $9,091 for the nine months ended September 30, 2020. This decrease was due to a lower interest expense on loans as a result of a decrease in debt outstanding.

Due to the described factors above, we had a net loss of $384,568 and $439,615 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had current assets of $1,225,582, consisting of $1,222,934 in cash and $2,648 in inventory. Our current liabilities as of September 30, 2021, were $74,363, which is comprised of $62,297 due to certain former officers, $6,788 in accounts payable and accrued expenses, and $5,278 in current operating lease liability. Our long-term liabilities as of September 30, 2021, were $4,318, which is comprised of long-term operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
	(Unaudited)
Net Cash Used in Operating Activities	$(322,620)	$(465,381)
Net Cash Provided by Investing Activities	$150,000	$-
Net Cash (Used in) Provided by Financing Activities	$(2,452)	$2,207,650
Net (Decrease) Increase in Cash and Cash Equivalents	$(175,072)	$1,742,269

For the nine months ended September 30, 2021, net cash used in operations of $322,620 was the result of a net loss of $384,568, offset by in-kind contribution of services by $51,571, depreciation expense of $205, a decrease in prepaid expenses and other current assets of $6,594, an increase in inventory of $1,694, a decrease in interest receivable of $872, and an increase in accounts payable and accrued expense of $4,400.

For the nine months ended September 30, 2020, net cash used in operations of $465,381 was the result of a net loss of $439,615, offset by in-kind contribution of services of $23,142, depreciation expense of $5,428, a decrease in operating lease right of use of $4,006, an increase of inventory of $109, a decrease of accounts payable and accrued expenses of $54,227, and a decrease in operating lease liability of $4,006.

Net cash provided by our investing activities were $150,000 and $0 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase was attributable to issuance of note receivable - related party of $150,000 and a repayment of note receivable – related party of $300,000.

Our financing activities resulted in a cash outflow of $2,452 for the nine months ended September 30, 2021, which is represented by $1,000 in proceeds from due to former officers, $4,993 due to President – related party for corporate expense reimbursement and a $8,445 repayment of due to President – related party.

Our financing activities resulted in a cash inflow of $2,207,650 for the nine months ended September 30, 2020, which is represented by $2,500,000 proceeds from issuance of common stock, $8,090 proceeds from a shareholder loan payable, $332,104 loan repayment to related party, $70,000 proceeds from note payable- related party and $38,336 purchase of treasury stock.

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $322,620, has an accumulated deficit of $1,822,844 and has a net loss of $384,568 for the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2021 for the material weakness described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of September 30, 2021 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the third fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits #	Title
31.1/31.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021	HOMETOWN INTERNATIONAL, INC.

/s/ Peter Coker Jr.
	Name:	Peter Coker Jr.
	Title:	President, Chief Executive Officer,
Chief Financial Officer, Secretary
Treasurer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial and Accounting Officer