Form 10-K
period 2021-12-31
HOMETOWN INTERNATIONAL, INC.
filed 2022-03-18
CIK 1632081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-207488

HOMETOWN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5705488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. 5th Street, Suite 800 PMB # 57 Winston Salem, NC	27101
(Address of principal executive offices)	(Zip Code)

+853 6666 8542

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,797,004. At that time, there were 1,797,004 shares of common stock of the registrant not held by affiliates. To date, there has been a limited public market for the registrant’s common stock. Therefore, for the purposes of this calculation, the registrant has valued its shares of common stock at $1.00 per share, based upon the price at which the registrant last sold shares of its common stock in a private placement consummated on April 14, 2020.

As of March 14, 2022, the number of shares of common stock of the registrant outstanding was 7,797,004, par value $0.0001 per share.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof, or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Hometown International, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on May 19, 2014 under the laws of the State of Nevada. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli, LLC (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The store is designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first unit was built in Paulsboro, New Jersey.

On January 18, 2014, Your Hometown Deli was formed under the laws of State of New Jersey. On May 29, 2014, Your Hometown Deli entered into a Membership Interest Purchase Agreement with the Company and, as a result, is a wholly-owned subsidiary of ours.

We introduced our delicatessen concept under the Your Hometown Deli brand name. The Your Hometown Deli model features “home-style” sandwiches, food items, and groceries, in a casual and friendly atmosphere. The plan is for all Your Hometown Delis to be designed to be comfortable community gathering places for customers of all ages. The Company seeks to create an establishment that will appeal to local residents and commuting workers, conveniently offering high-quality products at fair prices. To date, the Company’s first and only location was opened in Paulsboro, New Jersey on October 14, 2015. We began generating revenue from the sales of our food and beverage since our soft opening in mid-October 2015.

During the year ended December 31, 2021, we continued to refine our menu and operating hours. We have limited our advertising, mainly using social media and direct mailing to residents in towns around our store. We have incurred losses in the development of our business and expect our losses to continue during 2022.

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

The Company has identified a potential target company and is currently engaged in discussions regarding a possible business combination. The consummation of the transaction is contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in those agreements, and other conditions, including, but not limited to, satisfactory completion by the Company and the target of all necessary business and legal due diligence. There is no assurance that the Company will consummate a transaction with this potential target company, or successfully identify and evaluate other suitable business opportunities, or that the Company will conclude a business combination at all.

Following any business combination we consummate our management will continue to evaluate and determine the viability of our existing delicatessen business currently operated through Your Hometown Deli.

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

We were forced to temporarily close our delicatessen located in Paulsboro, New Jersey, due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The effects of COVID-19 continued to have a material impact on our business during 2021 by hindering staff availability, limiting the flow of customers into our delicatessen, and restricting our supply chain. Although we are unable to estimate the ultimate impact, it is anticipated that the COVID-19 pandemic will continue to impact our business in 2022.

Corporate Developments

The delicatessen was temporarily closed, beginning on August 1, 2021, while we changed management of Your Hometown Deli and hired a new operations manager for the store in Paulsboro, New Jersey. The delicatessen reopened on September 11, 2021, with increased staff and expanded hours.

The Your Hometown Deli Concept

Your Hometown Deli is a delicatessen concept that focuses on providing high-quality food products not available in local supermarkets or take-out restaurants. The delicatessen concept has a worldwide history with the term first appearing in the English language in 1889. The word “delicatessen” originates in the German language and means “delicacies” or “fine foods.” Delicatessens vary throughout the world, but, in the United States, a delicatessen (or “deli”) is a small retail store that is a blend of a grocery and a fast-food restaurant.

Our Your Hometown Deli concept is patterned after traditional delicatessens, offering a wider and fresher menu than found at fast-food restaurants. Sandwiches and green salads are made fresh to order. Like many delis, Your Hometown Deli also serves some hot foods kept on a steam table, similar to a cafeteria. In addition to ready-to-eat food, the Your Hometown Deli sells cold cuts by weight. A wide variety of beverages are also sold together with potato chips and similar products.

In addition to our food offerings, beverages, ice cream, small snack items, such as candy, cookies and chewing gums, are available for purchase. Your Hometown Deli also provides take-out service, online purchases, and delivery service via Grubhub.com, and limited seating in the store.

We began generating revenue from the sales of our food and beverage since our soft opening in mid-October 2015. We have had minimal revenues as of the date of this annual report, which we have used to fund our operating activities.

Products

Your Hometown Deli provides sandwiches, soups, salads, deli meats and cheeses, hot and cold drinks, fresh breads and rolls. Salads include made-to-order green salads, and prepared pasta, potato, chicken, or other variety of “wet” salads. Fresh coffee, tea and other hot and cold beverages are also available for purchase.

Strategy

The Company’s business strategy is to create a food-centered social environment within the local community that offers higher-quality prepared food and ingredients than is typically found locally. The Company’s management believes that broader market trends and certain locality-specific attributes support this strategy. According to the United States Department of Labor, the average American eats out 4-5 times a week. Management of the Company believes the increased popularity of eating out in the United States is a social trend that is likely to continue in the future.

Our continued existence is dependent upon our ability to continue to execute our operating plan to expand our delicatessen concept into other locations and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to us.  If we cannot obtain financing, or if we determine not to proceed with our business plan, we may decide to exit our existing business and explore potential strategic alternatives, including establishing a new business, or target an existing business for acquisition, without restriction to any specific business, industry or geographical location.

We may also expand our business by combining with private entity whose business presents an opportunity for our shareholders. The Company has identified a potential target company and is currently engaged in discussions regarding a possible business combination involving the two companies. The consummation of the transaction is contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in those agreements, and other conditions, including, but not limited to, satisfactory completion by the Company and the target of all necessary business and legal due diligence. There is no assurance that the Company will consummate a transaction with this potential target company, or successfully identify and evaluate other suitable business opportunities, or that the Company will conclude a business combination at all.

Location

The Company’s sole location is in Paulsboro, a borough in Gloucester County, New Jersey, that was founded in 1904. Paulsboro is located directly across the Delaware River from the city of Philadelphia and the Philadelphia airport. Your Hometown Deli is located on a property in the commercial area of downtown Paulsboro that has two buildings. The front building is the location of the Your Hometown Deli, as well as the local Rutgers University’s School of Public Health offices that are conducting a research study. The rear building is used throughout the week as a practice facility by the local wrestling club and other sports groups.

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

The Company’s customers are mainly people living in Paulsboro and the adjacent communities of Greenwich, Clarksboro and West Deptford, New Jersey. Commuting workers also make up a large number of our delicatessen’s customers.

Local students and coaches who frequently use the sports practice facility on the property continue to be another group of customers. The practice facility is also home to the “The Monster Factory,” a professional wrestling training and wrestling match promotions organization. In business more than 30 years, the Monster Factory has become “the world’s most famous wrestling school” and has been featured in the Rolling Stone, NewsWeek, and Wall Street Journal. Attendees of The Monster Factory wrestling events are becoming more consistent customers for Your Hometown Deli.

Local competing delicatessen concept stores include Wawa and Royal Farms. Other dining and grocery options in the area include locally owned pizzerias, seafood, and fine dining restaurants. Fast food options in the vicinity include McDonalds, Burger King, and Wendy’s. Grocery stores include Dollar General, Heritage’s Dairy Stores and Save A Lot.

Employees

The Company presently has no full-time employees apart from its sole officer and director, Peter Coker, Jr., who is currently working for the Company without any compensation. Your Hometown Deli presently has no fulltime employees and three part-time employees working at our Paulsboro, New Jersey location.

Sales and Marketing

The Company relies heavily on word of mouth for its marketing. We use Facebook to describe the quality, atmosphere, products, specials, customer opinions and general information about the Your Hometown Deli’s operation. All sales and marketing messages attempt to describe the unique character of the Your Hometown Deli and its family-oriented style and old-world feel.

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

In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. To date, this outbreak has surfaced in nearly all regions around the world, and as the pandemic continues to spread, particularly in the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. As a result, on March 23, 2020, we were forced to temporarily close our delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. We experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even now that the order is lifted and the delicatessen is re-opened, we have had and may continue to have a slowdown in customer’s visits due to the current economic condition. There is no assurance that we will be able to generate sufficient revenues. The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Even now that we have reopened our store, we might be subject to modified hours and conditions. Moreover, should New Jersey fail to fully contain COVID-19 or suffer a COVID-19 relapse, the market for our deli may not recover quickly, or at all, which could have a material adverse effect on our business and results of operations. As a result, we may incur additional impairment charges to our inventory, store and corporate assets, any of which may have a significant or material impact on our financial results. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the scope and duration of actions to contain COVID-19 or treat its impact, among others. While such actions may be relaxed or rolled back if and when the pandemic abates, the actions may be reinstated as it continues to evolve. The scope and timing of any such reinstatements are difficult to predict and may materially affect our future operations.

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

Through our wholly owned subsidiary, Your Hometown Deli, we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. We planned to expand our Your Hometown Deli concept, but still currently have only one delicatessen location in Paulsboro, New Jersey. On March 23, 2020, we temporarily closed the delicatessen due to the stay-at-home order issued by the Governor of New Jersey. The deli was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020.

The Company experienced a decrease in revenues as a result of the COVID-19 pandemic even before the stay-at-home order was issued. Even though the delicatessen has been re-opened, the Company has had and may continue to have slowdowns in customer’s visit due to the current economic condition. There can be no assurance that we will generate sufficient revenues. The Company expects the growth rate and sales to be volatile in the near term. The Company slowly regains its customer base after reopening.

On April 14, 2020, the Company consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. On April 24, 2020, the Company fully repaid the notes payable to Peter L. Coker, Jr., our Chairman, in the principal amount of $285,126 and $46,978 of accrued interest. The loans, which were paid in full, were repaid from the proceeds of private placement. The Company plans to utilize the remainder of the proceeds for working capital and general corporate purposes, and to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. Management believes that the current working capital is sufficient to sustain its current operations at its current spending levels for the next 12 months. If we are not successful in expanding our Your Hometown Deli concept, or finding a business to merge with, we may need to cease our operations, which would result in our shareholders losing their entire investment in us.

We do not have any agreement for a business combination or other transaction.

As part of our growth strategy, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. The Company has identified a potential target company and is currently engaged in discussions regarding a possible business combination involving the two companies. The consummation of the transaction is contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in those agreements, and other conditions, including, but not limited to, satisfactory completion by the Company and the target of all necessary business and legal due diligence. There is no assurance that the Company will consummate a transaction with this potential target company, or successfully identify and evaluate other suitable business opportunities, or that the Company will conclude a business combination at all.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of an identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

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

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. Mr. Coker, our sole officer and director, has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. We are dependent on the services of our management to obtain the additional capital required to implement our business plan, which includes building out our existing business, as well as investigating, negotiating and integrating potential acquisition opportunities. The loss of services of our officer could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that are private, or that fail to comply with SEC reporting requirements, may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited consolidated financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise-suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition.

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

There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. As of the date hereof, we have an aggregate of 38,985,020 Class A Warrants, 38,985,020 Class B Warrants, 38,985,020 Class C Warrants, and 38,985,020 Class D Warrants issued and outstanding. However, there is no guarantee that the warrant holders will exercise their warrants to provide the Company with cash needed for operations. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

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

Presently, our common stock is traded on the OTC Pink tier of the OTC Markets. There is limited trading in our stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTC Pink tier of the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.  Moreover, the OTC Pink tier of the OTC Markets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or any other national stock exchange. Accordingly, stockholders may have difficulty reselling any shares of common stock.

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

ITEM 2. PROPERTIES

The Company’s principal executive office and mailing address is 500 W. 5th Street, Suite 800, PMB # 57, Winston Salem, NC 27101. Our telephone number is +853 6666 8542. On January 1, 2022, the Company entered into a six-month non-cancelable operating lease with an unrelated party for its office space at a monthly rate of $350 per month. At the end of six months, the Company has an option to renew for an additional six months at a monthly rate of $375.

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for the store space at 541A Mantua Ave, Paulsboro, NJ 08066 for a monthly rate of $500. As extended on March 22, 2021, the term of the lease runs through June 30, 2023.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol “HWIN”. On March 11, 2022, the closing price of our common stock as reported by the OTC Pink Market was $14.00 per share.

Holders

As of March 14, 2022, there were approximately 60 holders of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Issuer Purchases of Equity Securities

On March 18, 2020, the Company repurchased an aggregate of 38,336 shares of the Company’s common stock (the “Repurchased Shares”) from a total of 11 shareholders, at a purchase price of $1.00 per share. The Repurchased Shares were returned to the Company’s number of authorized but unissued shares of common stock.

ITEM 6. [RESERVED]

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

Overview

Hometown International, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on May 19, 2014 under the laws of the State of Nevada. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli, LLC (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The store is designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first unit was built in Paulsboro, New Jersey.

On January 18, 2014, Your Hometown Deli was formed under the laws of State of New Jersey. On May 29, 2014, Your Hometown Deli entered into a Membership Interest Purchase Agreement with the Company and, as a result, is a wholly-owned subsidiary of ours.

We introduced our delicatessen concept under the Your Hometown Deli brand name. The Your Hometown Deli model features “home-style” sandwiches, food items, and groceries, in a casual and friendly atmosphere. The plan is for all Your Hometown Delis are designed to be comfortable community gathering places for customers of all ages. The Company seeks to create an establishment that will appeal to local residents and commuting workers, conveniently offering high-quality products at fair prices. To date, the Company’s first and only location was opened in Paulsboro, New Jersey on October 14, 2015. We began generating revenue from the sales of our food and beverage since our soft opening in mid-October 2015.

During the year ended December 31, 2021, we continued to refine our menu and operating hours. We have limited our advertising, mainly using social media and direct mailing to residents in towns around our store. We have incurred losses in the development of our business and expect our losses to continue during 2022.

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

The Company has identified a potential target company and is currently engaged in discussions regarding a possible business combination. The consummation of the transaction is contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in those agreements, and other conditions, including, but not limited to, satisfactory completion by the Company and the target of all necessary business and legal due diligence. There is no assurance that the Company will consummate a transaction with this potential target company, or successfully identify and evaluate other suitable business opportunities, or that the Company will conclude a business combination at all.

Following any business combination we consummate our management will continue to evaluate and determine the viability of our existing delicatessen business currently operated through Your Hometown Deli.

As reflected in the financial statements include with this Annual Report on Form 10-K, the Company used cash in operations of $396,185 and has a net loss from operations of $481,287 and an accumulated deficit of $1,919,563 for the fiscal year ended December 31, 2021.

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

We were forced to temporarily close our delicatessen located in Paulsboro, New Jersey, due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The effects of COVID-19 continued to have a material impact on our business during 2021 by hindering staff availability, limiting the flow of customers into our delicatessen, and restricting our supply chain. Although we are unable to estimate the ultimate impact, it is anticipated that the COVID-19 pandemic will continue to impact our business in 2022.

Corporate Developments

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

Results of Operations

Comparison for the Fiscal Year Ended December 31, 2021 and 2020

We generated revenue of $25,004 and $13,976 for the years ended December 31, 2021 and 2020, respectively. The increase in revenue is attributed to the easing of COVID-19 restriction in 2021, as compared to 2020. We had been forced to temporarily close our delicatessen located in Paulsboro, New Jersey, in 2020 due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The increase in revenue is mainly attributed to an increase in customer’s visits following the re-opening of our delicatessen as a result of the easing of restrictions related to the COVID-19 pandemic.

Our total cost and expenses were $511,223 for the year ended December 31, 2021, compared to $638,414 for the year ended December 31, 2020. The total cost and expenses decreased by approximately 20% primarily as a result of a decrease of $160,000 in consulting fees paid to related parties and a decrease of $50,693 in professional fees related to the preparation and filing of a registration statement by the Company during the year ended December 31, 2020, offset by an increase in food costs of $11,080, an increase in labor costs of $15,176, an increase of $52,500 in consulting fees paid during year ended December 31, 2021, and an increase of $8,706 in general and administrative expenses. The increase in general and administrative fees was attributable to fees required in connection with filings with the SEC and an increase in general business expenses.

We incurred a loss from operations of $486,219 and $624,438 for the years ended December 31, 2021 and 2020, respectively. The decrease in loss from operations is mainly attributable to a decrease in total costs and expenses slightly offset by our increase in revenue during the year ended December 31, 2021, as compared to the same period ended December 31, 2020.

Other income for the year ended December 31, 2021 was $0 as compared to $1,000 in 2020, resulting from the New Jersey Economic Development Authority grant we received in 2020 from the NJEDA Small Business Emergency Assistance Phase 2 Grant assistance program in light of the impact of the coronavirus pandemic.

Interest income – related parties increased by $3,936 to $4,809 for the year ended December 31, 2021 from $873 for the year ended December 31, 2020. The increase was primarily due to increased interest on note receivable – related party as a result of an increase in the amount of a note receivable.

Interest expense was $0 for the year ended December 31, 2021, as compared to $9,091 for the year ended December 31, 2020. This decrease was due to a lower interest expense on the loans as a result of a decrease in debt outstanding.

Due to the described factors above, we had a net loss of $481,287 and $631,356 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we had current assets of $1,152,746, consisting of $1,149,369 in cash and $3,377 in inventory. Our current liabilities as of December 31, 2021, were $72,351, which is comprised of $62,297 due to certain former officers, $4,643 in accounts payable and accrued expenses, and $5,411 in current operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2021 and 2020:

	For the year ended December 31, 2021	For the year ended December 31, 2021
Net Cash Used in Operating Activities	$(396,185)	$(668,668)
Net Cash Provided by (Used in) Investing Activities	$150,000	$(150,000)
Net Cash (Used in) Provided by Financing Activities	$(2,452)	$2,211,292
Net (Decrease) Increase in Cash and Cash Equivalents	$(248,637)	$1,392,624

For the year ended December 31, 2021, net cash used in operations of $396,185 was the result of a net loss of $481,287 offset by in-kind contribution of services by $77,571, depreciation expense of $233, a decrease in prepaid expenses and other current assets of $6,594, an increase in inventory of $2,423, a decrease in interest receivable of $872, and an increase in accounts payable and accrued expense of $2,255.

For the year ended December 31, 2020, net cash used in operations of $668,668 was the result of a net loss of $631,356 offset by in-kind contribution of services of $30,856, depreciation expense of $5,801, an increase in prepaid expenses and other current assets of $6,594, a decrease in inventory of $90, an increase in interest receivable of $872, and a decrease in accounts payable and accrued expense of $66,593.

Net cash provided by our investing activities was $150,000 for the year ended December 31, 2021 and net cash used by our investing activities was $150,000 for the year ended December 31, 2020. The increase was attributable to issuance of note receivable - related party of $150,000 and a repayment of note receivable – related party of $300,000.

Our financing activities resulted in a cash outflow of $2,452 for the year ended December 31, 2021, which is represented by $1,000 in proceeds from due to former officers, $4,993 due to President – related party for corporate expense reimbursement and a $8,445 repayment of due to President – related party.

Our financing activities resulted in a cash inflow of $2,211,292 for the year ended December 31, 2020, which is represented by $2,500,000 proceeds from issuance of common stock, $11,732 in proceeds from due to former officers, $332,104 loan repayment to related party, $70,000 proceeds from note payable- related party and $38,336 purchase of treasury stock.

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $396,185, has an accumulated deficit of $1,919,563 and has a net loss of $481,287 for the year ended December 31, 2021.

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

On April 14, 2020, the Company consummated a private offer and sale of an aggregate of 2,500,000 shares of common stock for gross cash proceeds to us of $2,500,000. The Company plans to utilize the remainder of the proceeds to explore and evaluate potential merger candidates for the Company and to fund general corporate purposes. As of December 31, 2021, we had $1,149,369 of cash on hand, and a cash burn rate of approximately $25,000 per month. Management believes that the current working capital are sufficient to sustain its current operations for the next 12 months. Management believes that the actions taken in respect of the COVID-19 pandemic and current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. However, we are unable to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Hometown International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hometown International, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2015.

Boynton Beach, Florida

March 17, 2022

PCAOB ID Number 287

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

Current Assets
Cash	$1,149,369	$1,398,006
Prepaid expenses and other current assets	-	6,594
Inventory	3,377	954
Note receivable - related parties, net	-	150,000
Interest receivable - related parties	-	872
Total Current Assets	1,152,746	1,556,426

Leasehold improvements and equipment, net	4	237
Operating lease asset	8,325	2,914

Total Assets	$1,161,075	$1,559,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,643	$2,388
Due to related party	-	3,452
Operating lease liability, current	5,411	2,914
Due to former officers	62,297	61,297
Total Current Liabilities	72,351	70,051

Long Term Liabilities
Operating lease liability, net of current	2,914	-

Total Liabilities	75,265	70,051

Commitments and Contingencies (See Note 8)	-	-

Stockholders’ Equity
Common stock, $0.0001 par value; 250,000,000 shares authorized, 7,797,004 and 7,797,004 issued and outstanding, respectively	780	780
Additional paid-in capital	3,004,593	2,927,022
Accumulated deficit	(1,919,563)	(1,438,276)

Total Stockholders’ Equity	1,085,810	1,489,526

Total Liabilities and Stockholders’ Equity	$1,161,075	$1,559,577

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020

Sales	$25,004	$13,976

Costs and Expenses
Food, beverage and supplies	21,204	10,124
Labor	15,302	126
Direct operating and occupancy	8,828	7,220
Depreciation	233	5,801
Consulting - related parties	160,000	320,000
Consulting	52,500	-
Professional fees	120,074	170,767
General and administrative	133,082	124,376
Total cost and expenses	511,223	638,414

Loss from Operations	(486,219)	(624,438)

Other Income (Expenses)
Other Income	-	1,000
Interest Income	123	300
Interest Income - related parties	4,809	873
Interest Expense	-	(9,091)
Total Other Income (Expenses)	4,932	(6,918)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(481,287)	(631,356)

Provision for Income Taxes	-	-

NET LOSS	$(481,287)	$(631,356)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.09)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,797,004	7,081,731

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended December 31, 2021 and 2020

					Total
			Additional		Stockholders’
	Common stock		paid-in	Accumulated	Equity
	Shares	Amount	capital	Deficit	(Deficit)

Balance, December 31, 2019	5,235,340	$523	$334,759	$(806,920)	$(471,638)

Conversion of note payable - related party to common shares ($1.00/share)	100,000	10	99,990	-	100,000

Repurchase of common shares ($1.00/share)	(38,336)	(3)	(38,333)	-	(38,336)

Common stock issued for cash ($1.00/share)	2,500,000	250	2,499,750	-	2,500,000

In kind contribution of services	-	-	30,856	-	30,856

Net loss for the year ended December 31, 2020	-	-	-	(631,356)	(631,356)

Balance, December 31, 2020	7,797,004	780	2,927,022	(1,438,276)	1,489,526

In kind contribution of services	-	-	77,571	-	77,571

Net loss for the year ended December 31, 2021	-	-	-	(481,287)	(481,287)

Balance, December 31, 2021	7,797,004	$780	$3,004,593	$(1,919,563)	$1,085,810

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Cash Flows From Operating Activities:
Net Loss	$(481,287)	$(631,356)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	77,571	30,856
Depreciation expense	233	5,801
Amortization of operating lease assets	5,158	5,410
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	6,594	(6,594)
(Increase) decrease in inventory	(2,423)	90
Decrease (increase) in interest receivable - related parties	872	(872)
Increase (decrease) in accounts payable and accrued expenses	2,255	(66,593)
Decrease in operating lease liability	(5,158)	(5,410)
Net Cash Used In Operating Activities	(396,185)	(668,668)

Cash Flows From Investing Activities:
Note receivable - related parties	(150,000)	(150,000)
Repayment of note receivable - related parties	300,000	-
Net Cash Provided By (Used in) Investing Activities	150,000	(150,000)

Cash Flows From Financing Activities:
Proceeds from common stock issuance for cash	-	2,500,000
Proceeds from/due to former officers	1,000	11,732
Proceeds from/due to related party	4,993	-
Repayment of due to related party	(8,445)	-
Repayment of note payable - related party	-	(332,104)
Proceeds from note payable - related party	-	70,000
Purchase of treasury stock	-	(38,336)
Net Cash (Used in) Provided by Financing Activities	(2,452)	2,211,292

Net (Decrease) Increase in Cash	(248,637)	1,392,624

Cash at Beginning of Year	1,398,006	5,382

Cash at End of Year	$1,149,369	$1,398,006

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$9,091
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability upon remeasurement	$10,569	$-
Note payable - related party, converted into 100,000 shares of common stock	$-	$100,000

See accompanying notes to consolidated financial statements

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Hometown International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 19, 2014. Through its wholly owned subsidiary, Your Hometown Deli, LLC (“Your Hometown Deli”), the Company is the originator of a new “Delicatessen” concept, featuring “home-style” sandwiches and other entrees in a casual friendly atmosphere, designed to be comfortable community gathering places for guests of all ages. Targeted towards smaller towns and communities, the Company’s first and only store is located in Paulsboro, New Jersey.

On January 18, 2014, Your Hometown Deli was formed under the laws of the State of New Jersey. On May 29, 2014, Your Hometown Deli entered into a Membership Interest Purchase Agreement with the Company. For accounting purposes, this transaction was accounted for as a merger of entities under common control and has been treated as a recapitalization of the Company with Your Hometown Deli as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 5,000,000 shares issued to the shareholder of Your Hometown Deli in conjunction with the share exchange transaction has been presented as outstanding for all periods.

The Company was forced to temporarily close the delicatessen due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The temporary closure and other effects of COVID-19 had a material impact on the Company’s business during 2020, and continued to have a material impact on the Company’s business during 2021 by hindering staff availability, limiting the flow of customers into our delicatessen, and restricting our supply chain. Although the Company is unable to estimate the ultimate impact, it is anticipated that the COVID-19 pandemic will continue to impact our business in 2022. The Company is slowly regaining its customer base since reopening.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. The Company has identified a potential target company and is currently engaged in discussions regarding a possible business combination involving the two companies. The consummation of the transaction is contingent upon the parties entering into definitive agreements and satisfaction of the closing conditions set forth in those agreements, and other conditions, including, but not limited to, satisfactory completion by the Company and the target of all necessary business and legal due diligence. There is no assurance that the Company will consummate a transaction with this potential target company, or successfully identify and evaluate other suitable business opportunities, or that the Company will conclude a business combination at all.

The Company’s accounting year end is December 31, which is the year end of Your Hometown Deli, LLC.

(B) Principles of Consolidation

The accompanying December 31, 2021 and 2020 consolidated financial statements include the accounts of Hometown International, Inc. and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At December 31, 2021 and December 31, 2020, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period”. For December 31, 2021 and 2020, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2021 and 2020 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2021	December 31, 2020
Class A Warrants (Exercise price - $1.25/share)	38,985,020	38,985,020
Class B Warrants (Exercise price - $1.50/share)	38,985,020	38,985,020
Class C Warrants (Exercise price - $1.75/share)	38,985,020	38,985,020
Class D Warrants (Exercise price - $2.00/share)	38,985,020	38,985,020

Total	155,940,080	155,940,080

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

The Company’s income tax expense differed from the statutory rates (federal 21% and state 9%) as follows:

	December 31, 2021	December 31, 2020

Expected tax expense (benefit) - Federal	$(93,121)	$(120,652)
Expected tax expense (benefit) - State	(43,856)	(56,822)
Permanent difference	-	66,789
Non-deductible expenses	22,827	13,458
Change in valuation allowance	114,150	97,227
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Net operating loss carryforwards	$384,108	$206,992
Total deferred tax assets	384,108	206,992
Less: valuation allowance	(384,108)	(206,992)
Net deferred tax asset recorded	$-	$-

As of December 31, 2021 and 2020, the Company has a net operating loss carry forward of approximately $1,366,000 and $736,000 available to offset future taxable income through December 31, 2041. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize approximately $199,000 of the net operating loss carryforwards before they will expire through the year 2037 and approximately $1,167,000 of net operating loss carryforwards that can be carry forward indefinitely subject to limitation.

The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $114,150 and $97,227 respectively.

The Company’s federal income tax returns for the years 2018-2021 remain subject to examination by the Internal Revenue Service through 2026.

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

AS OF DECEMBER 31, 2021 AND 2020

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

(J) Concentrations

The Company maintains various bank accounts at one bank, which, at times, may have balances that exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on its cash balances and has not experienced any losses in such accounts. At December 31, 2021 and December 31, 2020, the Company had cash balances in excess of FDIC limits of $898,523 and $1,147,290, respectively.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

(N) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $1,956 and $824 for the years ended December 31, 2021 and 2020, respectively.

(O) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020

Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(36,571)	(36,338)
Leasehold Improvements and Equipment, Net	$4	$237

Depreciation expense was $233 and $5,428 for the years ended December 31, 2021 and 2020, respectively.

NOTE 3	NOTES RECEIVABLE – RELATED PARTIES

On February 12, 2021, the Company received an unsecured promissory note from Med Spa Vacations, Inc., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note had an interest rate of 6%, was unsecured, and was due on or before February 11, 2022. As of May 12, 2021, the Company had an interest receivable balance on the note of $2,250. On May 12, 2021, the full principal of the note receivable, and $2,250 of related accrued interest receivable, were fully paid by the noteholder (See Note 9).

On November 25, 2020, the Company received an unsecured promissory note from E-Waste Corp., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note had an interest rate of 6%, was unsecured, and was due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable on the note. As of April 14, 2021, the Company had an interest receivable balance on the note of $1,184. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder (See Note 9).

NOTE 4	NOTE PAYABLE – RELATED PARTY

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $50,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured, and was due on March 31, 2021. As of April 24, 2020, the Company accrued $406 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $20,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured, and was due on February 13, 2021. As of April 24, 2020, the Company accrued $315 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $10,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured, and was due on December 31, 2020. As of April 24, 2020, the Company accrued $255 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $175,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured, and was due on September 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes, and issued a new unsecured promissory note in the amount of $144,979. The had an 8% interest, was unsecured, and was due on December 31, 2020. On March 18, 2020, the Company entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted into 100,000 shares of the Company’s common stock. The remaining principal balance owed to such party in the amount of $44,979, plus any accrued and unpaid interest, was due and payable on December 31, 2020. As of April 24, 2020, the Company accrued $2,885 in interest expense. On April 24, 2020, the remaining note principal and accrued interest were repaid in full (See Notes 7 (E) and 9).

On December 31, 2019, the Company and Peter L. Coker, Jr., the Company’s Chairman of the Board, agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note had an 8% interest rate, was unsecured, and was due on December 31, 2020. As of April 24, 2020, the Company accrued $768 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 9).

On October 16, 2014, the Company entered into an unsecured promissory note with a related party in the amount of $2,000. Pursuant to the terms of the note, the note was non-interest bearing, was unsecured, and was due on demand. On January 25, 2020, the note principal was repaid in full (See Note 9).

NOTE 5	DUE TO FORMER OFFICERS

During the year ended December 31, 2021, certain former officers paid a net aggregate $1,000 in expenses on the Company’s behalf as an advance. Pursuant to the terms of the advance, the loan is non-interest bearing, is unsecured, and is due on demand. As of December 31, 2021, the balance due to former officers was $62,297 (See Note 9).

NOTE 6	DUE TO RELATED PARTY

As of December 31, 2020, the Company owed its Chairman $3,452 for corporate expense reimbursements. The amount was repaid on January 20, 2021 (See Note 9).

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

(B) In-kind Contribution of Services

For the years ended December 31, 2021 and 2020, the Company recorded $11,571 and $30,856, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 9).

For the years ended December 31, 2021 and 2020, the Company recorded $66,000 and $0, respectively, as in-kind contribution of services provided by the current President of the Company (See Note 9).

(C) Common Stock Repurchase

On March 18, 2020, the Company repurchased an aggregate of 38,336 shares of the Company’s common stock from a total of 11 shareholders, at a purchase price of $1.00 per share.

(D) Warrant Issuance

On March 18, 2020, the Board of Directors of the Company authorized the issuance of warrants to the shareholders of record as of the issuance date. As of such date, the Company was to issue each shareholder of record (i) five Class A Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.25 per share, (ii) five Class B Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.50 per share, (iii) five Class C Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $1.75 per share, and (iv) five Class D Warrants entitling the holder thereof to purchase five shares of common stock at an exercise price of $2.00 per share, with each warrant expiring on March 31, 2035. On March 31, 2020, the record date for the issuance of the warrants as extended to April 15, 2020.

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

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

As of the date of this report, no warrants have been exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2019	-	$-	-
Granted	155,940,080	1.625	14.51
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, December 31, 2020	155,940,080	$1.625	14.25
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, December 31, 2021	155,940,080	$1.625	13.25

For the years ended December 31, 2021 and 2020, the intrinsic value for the warrants were $1,688,051,366 and $1,812,803,430, respectively.

For the year ended December 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	13.25	$436,632,224
$1.50	38,985,020	13.25	$426,885,969
$1.75	38,985,020	13.25	$417,139,714
$2.00	38,985,020	13.25	$407,393,459

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	14.25	$467,820,240
$1.50	38,985,020	14.25	$458,073,985
$1.75	38,985,020	14.25	$448,327,730
$2.00	38,985,020	14.25	$438,581,475

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

AS OF DECEMBER 31, 2021 AND 2020

In April 2020, the Company sold 1,380,000 shares of common stock to an unrelated party for $1,380,000 in cash. The funds were received by the Company on April 15, 2020.

In April 2020, the Company sold 456,250 shares of common stock to an unrelated party for $456,250 in cash. The funds were received by the Company on April 14, 2020.

NOTE 8	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective as of April 26, 2021, the Company entered into a Consulting Agreement with Benchmark Capital, LLC, a limited liability company formed under the laws of New Jersey (“Benchmark”). Pursuant to this agreement, Benchmark was engaged as a consultant to the Company, to assist with all filing requirements with the SEC. The term of the agreement is month-to-month; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Benchmark shall receive $7,500 per month, during the term of the agreement, starting on June 1, 2021, in addition to reimbursement of expenses approved in advance by the Company.

Effective as of May 1, 2020, the Company entered into a Consulting Agreement with Tryon Capital Ventures, LLC, a North Carolina limited liability company (“Tryon”), which is 50% owned by the father of Peter L. Coker, Jr., our Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the Tryon Consulting Agreement was one year; provided, however, that each party had the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon received $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. On April 26, 2021, the Company terminated the consulting agreement with Tryon (See Note 9).

Effective as of May 1, 2020, the Company also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”), which owned in excess of 10% of the Company’s common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement was one year; provided, however, that each party had the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH received $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. Upon expiration, the agreement was not renewed (See Note 9).

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space in Paulsboro, NJ, at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease, which provided that the lease agreement would commence 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payments would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was not due until January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of the lease. On March 22, 2021, the Company was granted an additional two-year extension of the lease (See Note 9). The Company accounts for the lease in accordance with ASC Topic 842, “Leases”. For the years ended December 31, 2021 and 2020, the Company had a rent expense of $6,000 and $6,000, respectively.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

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

Supplemental consolidated balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020

Operating lease assets - right of use	$8,325	$2,914

Lease liability is summarized below:

Lease Liability	$8,325	$2,914
Less: operating lease liability, current	(5,411)	(2,914)
Long term operating lease liability	$2,914	$-

Maturities of lease liabilities at December 31, 2021 are as follows:

2022	$6,000
2023	3,000
Total lease liability	9,000
Less: present value discount	(675)
Total lease liability	$8,325

Supplemental disclosures of cash flow information related to leases were as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash paid for operating lease liabilities	$6,000	$6,000

	For the year ended December 31, 2021	For the year ended December 31, 2020
Operating lease asset obtained for operating lease liability upon remeasurement	$10,569	$-

For the year ended December 31, 2021 and 2020, the total lease costs were $6,000 and $6,000, respectively. The Company did not incur any variable lease cost for both periods.

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

NOTE 9	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space in Paulsboro, NJ at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease, which provided that the lease agreement would commence 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payment would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was not due until January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of the lease. On March 22, 2021, the Company was granted an additional two-year extension of the lease. For the years ended December 31, 2021 and 2020, the Company had a rent expense of $6,000 and $6,000, respectively (See Note 8).

On October 16, 2014, the Company entered into an unsecured promissory note with a former related party in the amount of $2,000. Pursuant to the terms of the note, the note was non-interest bearing, unsecured, and due on demand. On January 25, 2020, the note principal was repaid in full (See Note 4).

For the years ended December 31, 2021 and 2020, the Company recorded $11,571 and $30,856, respectively, as in-kind contribution of services provided by the former President and former Vice President of the Company (See Note 7 (B)).

For the years ended December 31, 2021 and 2020, the Company recorded $66,000 and $0, respectively, as in-kind contribution of services provided by the current President of the Company (See Note 7 (B)).

During the year ended December 31, 2021, certain former officers paid a net aggregate $1,000 in expenses on Company’s behalf as an advance. Pursuant to the terms of the advance, the loan was non-interest bearing, unsecured and due on demand. As of December 31, 2021, the balance due to former officers was $62,297 (See Note 5).

As of December 31, 2020, the Company owed its Chairman $3,452 for corporate expense reimbursements. The amount was repaid on January 20, 2021 (See Note 6).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $10,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured, and was due on December 31, 2020. As of April 24, 2020, the Company accrued $255 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4)

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., the Company’s Chairman of the Board, in the amount of $175,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured, and was due on September 30, 2020. As of April 24, 2020, the Company accrued $4,462 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

On December 31, 2019, the Company and a related party note holder agreed to combine the principal and accrued interest of multiple notes, and issued a new unsecured promissory note in the amount of $144,979. The note had an 8% interest rate, was unsecured, and was due on December 31, 2020. On March 18, 2020, the Company entered into a Debt Exchange Agreement with a related party pursuant to which $100,000 of the principal amount of debt owed by the Company was converted into 100,000 shares of the Company’s common stock (See Note 7 (E)). The remaining principal balance owed to such party in the amount of $44,979, plus any accrued and unpaid interest, was due and payable on December 31, 2020. As of April 24, 2020, the Company accrued $2,885 in interest expense. On April 24, 2020, the remaining note principal and accrued interest were repaid in full (See Note 4).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

On December 31, 2019, the Company and Peter L. Coker, Jr., the Company’s Chairman of the Board, agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note had an 8% interest rate, was unsecured, and was due on December 31, 2020. As of April 24, 2020, the Company accrued $768 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., its Chairman, in the amount of $50,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured, and was due on March 31, 2021. As of April 24, 2020, the Company accrued $406 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., its Chairman, in the amount of $20,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured, and was due on February 13, 2021. As of April 24, 2020, the Company accrued $315 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full (See Note 4).

Effective as of May 1, 2020, the Company entered into a Consulting Agreement with Tryon Capital Ventures, LLC, a North Carolina limited liability company (“Tryon”), which is 50% owned by the father of Peter L. Coker, Jr., the Company’s Chairman of the Board. Pursuant to this agreement, Tryon was engaged as a consultant to the Company to, among other things, support in the research, development, and analysis of product, financial and strategic matters. The term of the agreement was one year; provided, however, that each party had the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Tryon received $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. On April 26, 2021, the Company terminated the consulting agreement with Tryon (See Note 8).

Effective as of May 1, 2020, the Company also entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”), which owned in excess of 10% of the Company’s common stock. Pursuant to this agreement, VCH was engaged as a consultant to the Company to, among other things, create and build a presence with high net worth and institutional investors. The term of the agreement was one year; provided, however, that each party had the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, VCH shall receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. Upon expiration, the agreement was not renewed (See Note 8).

On November 25, 2020, the Company received an unsecured promissory note from E-Waste Corp., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note had an interest rate of 6%, was unsecured, and was due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable. As of April 14, 2021, the Company had an interest receivable balance of $1,184. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder (See Note 3).

On February 12, 2021, the Company received an unsecured promissory note from Med Spa Vacations, Inc., a related party, in exchange for $150,000. Pursuant to the terms of the note, the note had an interest rate of 6%, was unsecured, and was due on or before February 11, 2022. As of May 12, 2021, the Company had an interest receivable balance of $2,250. On May 12, 2021, full principal of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder (See Note 3).

HOMETOWN INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

NOTE 10	LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company used cash in operations of $396,185, has an accumulated deficit of $1,919,563, and has a net loss of $481,287 for the year ended December 31, 2021.

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

The Company is slowly regaining its customer base since reopening. Even though the delicatessen has been re-opened, the Company has experienced a slowdown in customer’s visit due to the current economic condition. There can be no assurance that the Company will generate sufficient revenues to continue its operations. The Company expects the growth rate and sales to be volatile in the near term.

As of December 31, 2021, the Company had approximately $1,149,369 of cash on hand. The Company estimates its cash burn rate of approximately $25,000 per month. Management believes that the actions taken with respect to the COVID-19 pandemic and current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. However, the Company is unable to estimate the ultimate impact of the COVID-19 pandemic on its financial condition and future results of operations.

NOTE 11	SUBSEQUENT	EVENT

On January 1, 2022, the Company entered into a six-month non-cancelable operating lease with an unrelated party for its office space at a monthly rate of $350 per month. At the end of six months, the Company has an option to renew for an additional six months at a monthly rate of $375.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31,

2021 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2021 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Name	Age	Position	Date of Appointment
Peter L. Coker, Jr.	53	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board of Directors	February 17, 2020 (Chairman of the Board of Directors) May 13, 2021 (Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Peter L. Coker Jr., Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board of Directors – Since February 2013, Mr. Coker has been the Chairman (Executive Director) of South Shore Holdings Limited, a Hong Kong listed company. He is also a member of that company’s Finance and Investment Committee, Disclosure Committee and Executive Committee, and a director of its various subsidiaries. Mr. Coker was a member of the Board of Directors of Duddell Street Acquisition Corp (NASDAQ: DSAC) from October 28, 2020 to March 24, 2021. Mr. Coker was the Managing Partner of Pacific Advisers, and was also a partner of TDR Capital Investment Ltd (a Shenzhen-based private equity firm) from 2009 to 2013. From 2006 to 2009, Mr. Coker served as Chairman of Global Trading Offshore Pte (Singapore). From 2002 to 2005, Mr. Coker served as the Chairman of Wellington Securities (New Zealand). Mr. Coker served as an officer of the Bridge Companies prior to joining Wellington Securities (New Zealand) in 2002. During his service with the Bridge Companies, Mr. Coker held the title of Managing Director-Asia, Chief Executive Officer of E-Bridge and Managing Director of Bridge Asia where he was responsible for the firm’s equity business in Japan and South East Asia/Australia. From 2000 to 2001, Mr. Coker served as the Chairman of IRESS Market Technology Limited (formerly BridgeDFS) (ASX: IRE). Mr. Coker graduated from Lehigh University in the United States with a Bachelor of Arts degree in 1990. Our board of directors believes Mr. Coker’s industry experience, as well as his extensive finance and operations experience, uniquely position him to lead the Company through our next phase as a company.

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

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

Our executive officers have not received any compensation for services rendered to us and are not accruing any compensation pursuant to any agreement with us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 14, 2022, the number shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each executive officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned.

Unless otherwise indicated, the business address of each such person is c/o Hometown International, Inc., 500 W. 5th Street, Suite 800, PMB # 57, Winston Salem, NC 27101. The percentages below are calculated based on 7,797,004 shares of Common Stock issued and outstanding as of March 14, 2022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
Executive Officers and Directors:
Peter L. Coker, Jr.	0	(3)	0%
All Executive Officers and Directors as a group (1 person)	0		0%

5% or Greater Holders:
Global Equity Limited(1) Avenida Da Praia Grande No. 759, 1 Andar Macau, China	42,000,000	(2)(3)	87.87%
Paul F. Morina 427 Billings Ave. Paulsboro, N.J. 08066	31,500,000	(3)	83.34%
Blackwell Partners LLC – Series A(4) 8/F Printing House 6 Duddell Street Central Hong Kong, Hong Kong	28,980,000	(5)	81.87%
STAR V Partners LLC(6) 8/F Printing House 6 Duddell Street Central Hong Kong, Hong Kong	13,938,750	(7)	66.15%
IPC-Trading Company(8) Avenida Da Praia Grande No. 759, 1 Andar Macau, China	10,500,000	(9)	57.39%
RTO Limited(10) Avenida Da Praia Grande No. 759, 1 Andar Macau, China	10,500,000	(11)	57.39%
VCH Limited(12) Avenida Da Praia Grande No. 759, 1 Andar Macau, China	10,500,000	(13)	57.39%
Maso Capital Investments Limited(14) 8/F Printing House 6 Duddell Street Central Hong Kong, Hong Kong	9,581,250	(15)	56.62%
Europa Capital Investments, LLC(16) 1340 Environ Way Chapel Hill, North Carolina 27517	1,987,000	(17)	20.50%
Peter L. Coker, Sr.(18) 12804 Morehead Chapel Hill, North Carolina 27517	1,327,680	(19)	14.63%

Less than 1%

(1)	Michael R. Tyldesley and Ibrahima Thiam, the owners of Global Equity Limited, a Hong Kong company (“Global HK”), have joint voting and investment power over the securities of the Company held by Global HK.

(2)	Includes 2,000,000 shares of common stock issued and outstanding, 10,000,000 shares issuable upon the exercise of the Class A Warrants, 10,000,000 shares issuable upon the exercise of the Class B Warrants, 10,000,000 shares issuable upon the exercise of the Class C Warrants, and 10,000,000 shares issuable upon the exercise of the Class D Warrants. Global HK purchased the 2,000,000 shares of common stock from Peter L. Coker, Jr., our Chairman, in April 2020.

(3)	Includes 1,500,000 shares of common stock issued and outstanding, 7,500,000 shares issuable upon the exercise of the Class A Warrants, 7,500,000 shares issuable upon the exercise of the Class B Warrants, 7,500,000 shares issuable upon the exercise of the Class C Warrants, and 7,500,000 shares issuable upon the exercise of the Class D Warrants (the “Morina Warrants”). On February 1, 2020, Paul F. Morina, a former officer and director of ours, entered into a Stock Option Agreement (the “Option Agreement”) with Peter Coker, Jr., our current sole officer and director, pursuant to which, in consideration for Mr. Coker’s payment of $500, Mr. Morina granted Mr. Coker a non-assignable option (the “Option”) to purchase, on or before December 31, 2020 (the “Option Exercise Period”), all of the 1,500,000 shares of common stock of the Company that Mr. Morina owned (the “Option Shares”), for a purchase price of $1,500 (the “Option Exercise Price”). As of October 23, 2020, Mr. Morina and Mr. Coker entered into an amendment to the Option Agreement (the “Option Amendment”), pursuant to which, in consideration for the increase of the Option Exercise Price to $3,000.00: (a) the Option Exercise Period was extended until December 31, 2021, (b) the Option was made assignable, at Mr. Coker’s sole discretion, and (c) the scope of the option was expanded to include the purchase of all of the Morina Warrants (the “Option Warrants”); provided, however, that Mr. Morina would retain 5,000 of the Option Shares, plus an additional 1,000 of the Option Shares per month if the Option was not exercised prior to June 30, 2021. On December 27, 2021, Mr. Coker assigned the Option to Global Equity Limited, a North Carolina corporation (“Global NC”). On December 28, 2021, Global NC exercised the Option to purchase (a) 1,489,000 of the Option Shares (the “Purchased Option Shares”), and (b) all of the Morina Warrants. The Purchased Option Shares and Option Warrants have not yet been transferred to Global NC’s account.

(4)	Manoj Jain, authorized signatory of Maso Capital Partners Limited (“Maso”), has sole voting and investment power over the securities of the Company held by Blackwell Partners LLC – Series A (“Blackwell”). Mr. Jain and Maso disclaims beneficial ownership over the securities of the Company held by Blackwell.

(5)	Includes 1,380,000 shares of common stock issued and outstanding, 6,900,000 shares issuable upon the exercise of the Class A Warrants, 6,900,000 shares issuable upon the exercise of the Class B Warrants, 6,900,000 shares issuable upon the exercise of the Class C Warrants, and 6,900,000 shares issuable upon the exercise of the Class D Warrants.

(6)	Manoj Jain, authorized signatory of Maso, has sole voting and investment power over the securities of the Company held by STAR V Partners LLC (“Star”). Mr. Jain and Maso disclaim beneficial ownership over the securities of the Company held by Star.

(7)	Includes 663,750 shares of common stock issued and outstanding, 3,318,750 shares issuable upon the exercise of the Class A Warrants, 3,318,750 shares issuable upon the exercise of the Class B Warrants, 3,318,750 shares issuable upon the exercise of the Class C Warrants, and 3,318,750 shares issuable upon the exercise of the Class D Warrants.

(8)	Ibrahima Thiam and Lan Moi Lilia, the owners of IPC-Trading Company Ltd. (“IPC”), have joint voting and investment power over the securities of the Company held by IPC.

(9)	Includes 500,000 shares of common stock issued and outstanding, 2,500,000 shares issuable upon the exercise of the Class A Warrants, 2,500,000 shares issuable upon the exercise of the Class B Warrants, 2,500,000 shares issuable upon the exercise of the Class C Warrants, and 2,500,000 shares issuable upon the exercise of the Class D Warrants.

(10)	Nathalie Tina Pasyawon, the owner of RTO Limited (“RTO”), has sole voting and investment power over the securities of the Company held by RTO.

(11)	Includes 500,000 shares of common stock issued and outstanding, 2,500,000 shares issuable upon the exercise of the Class A Warrants, 2,500,000 shares issuable upon the exercise of the Class B Warrants, 2,500,000 shares issuable upon the exercise of the Class C Warrants, and 2,500,000 shares issuable upon the exercise of the Class D Warrants.

(12)	Michael Tyldesley, the managing director of VCH Limited (“VCH”), has sole voting and investment power over the securities of the Company held by VCH.

(13)	Includes 500,000 shares of common stock issued and outstanding, 2,500,000 shares issuable upon the exercise of the Class A Warrants, 2,500,000 shares issuable upon the exercise of the Class B Warrants, 2,500,000 shares issuable upon the exercise of the Class C Warrants, and 2,500,000 shares issuable upon the exercise of the Class D Warrants.

(14)	Manoj Jain, authorized signatory of Maso, has sole voting and investment power over the securities of the Company held by Maso Capital Investments Limited.

(15)	Includes 456,250 shares of common stock issued and outstanding, 2,281,250 shares issuable upon the exercise of the Class A Warrants, 2,281,250 shares issuable upon the exercise of the Class B Warrants, 2,281,250 shares issuable upon the exercise of the Class C Warrants, and 2,281,250 shares issuable upon the exercise of the Class D Warrants.

(16)	Peter L. Coker, Sr. and Peter Reichard, managing members of Europa Capital Investments, LLC (“Europa”) have joint voting and investment power over the securities of the Company held by Europa. Peter Coker, Sr. is the father of our Chairman, Peter Coker, Jr.

(17)	Includes 87.000 shares of common stock issued and outstanding, 475,000 shares issuable upon the exercise of the Class A Warrants, 475,000 shares issuable upon the exercise of the Class B Warrants, 475,000 shares issuable upon the exercise of the Class C Warrants, and 475,000 shares issuable upon the exercise of the Class D Warrants.

(18)	Peter L. Coker, Sr. is a managing member of Europa and the father of our Chairman, Peter L. Coker, Jr.

(19)	Includes 61,000 shares of common stock issued and outstanding, 316,670 shares issuable upon the exercise of the Class A Warrants, 316,670 shares issuable upon the exercise of the Class B Warrants, 316,670 shares issuable upon the exercise of the Class C Warrants, and 316,670 shares issuable upon the exercise of the Class D Warrants.

Changes in Control

We are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of January 1, 2019, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On December 31, 2019, each of Paul F. Morina and Christine T. Lindenmuth, who were the principal officers and directors and majority shareholders of the Company, entered into separate Stock Purchase Agreements with Peter Coker, Jr., which provided for the sale by each of them of 1,000,000 shares of common stock of the Company (the “Purchased Shares”) to Mr. Coker. The consideration paid for the Purchased Shares, which represented approximately 38% of the issued and outstanding share capital of the Company, was an aggregate of $3,000. The source of the cash consideration for the Purchased Shares was personal funds of Mr. Coker. On February 17, 2020, we appointed Mr. Coker as our Chairman. On April 16, 2020, the 2,000,000 shares which Mr. Coker, Jr. had purchased from Mr. Morina and Ms. Lindenmuth were sold to Global Equity Limited, a Hong Kong company (“Global HK”).

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr. in the principal amount of $10,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured and was due on December 31, 2020. The note principal and accrued interest were repaid in full on April 24, 2020.

On December 31, 2019, the Company entered into an unsecured promissory note with Peter L. Coker, Jr. in the principal amount of $175,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured and was due on June 30, 2020. The note principal and accrued interest were repaid in full on April 24, 2020.

On December 31, 2019, the Company and Europa Capital Investments, LLC agreed to combine the principal and accrued interest of multiple notes and issued a new unsecured promissory note in the amount of $144,979. The combined note had an 8% interest rate, was unsecured and due on December 31, 2020. On March 18, 2020, $100,000 of the principal amount of debt owed was converted to 100,000 shares of the Company’s common stock, and the remaining principal balance owed in the amount of $44,979, plus any accrued and unpaid interest, was due and payable on December 31, 2020. The note principal and accrued interest repaid in full on April 24, 2020.

On December 31, 2019, the Company and Peter L. Coker, Jr. agreed to combine the principal and accrued interest of a note and issued a new unsecured promissory note in the amount of $30,126. The note had an 8% interest rate, was unsecured and due on December 31, 2020. The note principal and accrued interest repaid in full on April 24, 2020.

On February 1, 2020, Paul F. Morina, a former officer and director of ours, entered into a Stock Option Agreement (the “Option Agreement”) with Peter Coker, Jr., our current sole officer and director, pursuant to which, in consideration for Mr. Coker’s payment of $500, Mr. Morina granted Mr. Coker a non-assignable option (the “Option”) to purchase, on or before December 31, 2020 (the “Option Exercise Period”), all of the 1,500,000 shares of common stock of the Company that Mr. Morina owned (the “Option Shares”), for a purchase price of $1,500 (the “Option Exercise Price”). As of October 23, 2020, Mr. Morina and Mr. Coker entered into an amendment to the Option Agreement (the “Option Amendment”), pursuant to which, in consideration for the increase of the Option Exercise Price to $3,000.00: (a) the Option Exercise Period was extended until December 31, 2021, (b) the Option was made assignable, at Mr. Coker’s sole discretion, and (c) the scope of the option was expanded to include the purchase of all of the Morina Warrants (the “Option Warrants”); provided, however, that Mr. Morina would retain 5,000 of the Option Shares, plus an additional 1,000 of the Option Shares per month if the Option was not exercised prior to June 30, 2021. On December 27, 2021, Mr. Coker assigned the Option to Global Equity Limited, a North Carolina corporation (“Global NC”). On December 28, 2021, Global NC exercised the Option to purchase (a) 1,489,000 of the Option Shares (the “Purchased Option Shares”), and (b) all of the Morina Warrants. The Purchased Option Shares and Option Warrants have not yet been transferred to Global NC’s account.

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

On February 13, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman, in the amount of $20,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured and was due on February 13, 2021. As of March 31, 2020, the Company accrued $142 in interest expense. On April 24, 2020, the note principal and accrued interest were repaid in full.

On March 18, 2020, the Company entered into an unsecured promissory note with Peter L. Coker, Jr., our Chairman, in the amount of $50,000. Pursuant to the terms of the note, the note had an 8% interest rate, was unsecured and was due on March 31, 2021. The note principal and accrued interest were repaid in full on April 24, 2020.

Effective as of May 1, 2020, we entered into a Consulting Agreement with Tryon Capital Ventures LLC, a North Carolina limited liability company (“Tryon”) which is 50% owned by Peter Coker, Sr., the father of Peter L. Coker, Jr., our Chairman. Pursuant to the agreement, Tryon was to receive $15,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. On April 26, 2021, the Company and Tryon executed a Termination of Consulting Agreement, pursuant to which they mutually agreed to terminate the Consulting Agreement, dated as May 1, 2020.

Effective as of May 1, 2020, we entered into a Consulting Agreement with VCH Limited, a company formed under the laws of Macau (“VCH”) which owned in excess of 10% of our common stock. Pursuant to this agreement, VCH was to receive $25,000 per month during the term of the agreement, in addition to reimbursement of expenses approved in advance by the Company. As of April 30, 2021, the Company’s agreement with VCH expired and was not renewed

On November 25, 2020, the Company received an unsecured promissory note from a related party in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6% and is due on or before November 25, 2021. On March 1, 2021, the Company collected $2,250 of interest receivable. As of April 14, 2021, the Company has an interest receivable balance of $1,184. On April 14, 2021, the full principal of the note receivable and $1,184 of related accrued interest receivable were fully paid by the noteholder.

On February 12, 2021, the Company received an unsecured promissory note from a related party in exchange for $150,000. Pursuant to the terms of the note, the note is bearing interest at the rate of 6% and is due on or before February 11, 2022. As of May 12, 2021, the Company has an interest receivable balance of $2,250. On May 12, 2021, the full principal of the note receivable and $2,250 of related accrued interest receivable were fully paid by the noteholder.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $22,591 and $21,013 for the fiscal year ended December 31, 2021 and 2020, respectively.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed $0 and $3,500. The fees in 2020 related to our S-1 filing.

Tax Fees

The Company did not incur any tax fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Amendment to the Articles of Incorporation dated March 23, 2020 (7)
4.2	Form of Class A Warrant (6)
4.3	Form of Class B Warrant (6)
4.4	Form of Class C Warrant (6)
4.5	Form of Class D Warrant (6)
4.6*	Description of Capital Stock
10.3	Lease Agreement dated July 1, 2014 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC (2)
10.4	Rent extension granted by Mantua Creek Group, LLC to Your Hometown Deli, LLC (3)
10.5	Stock Purchase Agreement, dated December 31,2019, by and between Paul F. Morina and Peter Coker, Jr. (5)
10.6	Stock Purchase Agreement, dated December 31,2019, by and between Christine T. Lindenmuth and Peter Coker, Jr. (5)
10.7	Lease Addendum dated August 12, 2019 by and between Mantua Creek Group, LLC and Your Hometown Deli, LLC(8)
10.8	Form of Subscription Agreement (9)
10.9	Form of Registration Rights Agreement (9)
21.1	List of Subsidiary (1)
31.1/31.2*	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on June 8, 2015.
(2)	Incorporated by reference to the Company’s draft registration statement on Form S-1 filed with the SEC on October 19, 2015.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on January 4, 2016.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2020.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2020.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2020.

*	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN INTERNATIONAL, INC.

Date: March 17, 2022	By:	/s/ Peter L. Coker, Jr.
Peter L. Coker, Jr.
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter L. Coker, Jr.	Chairman of the Board of Directors	March 17, 2022
Peter L. Coker, Jr.