Form 10-Q
period 2022-03-31
MAKAMER HOLDINGS, INC.
filed 2022-05-09
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 333-207488

MAKAMER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5705488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2934 N. Beverly Glen Circle, Suite #338

Los Angeles, CA 90077

(Address of principal executive offices) (Zip Code)

(310) 692-4121

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2022, the registrant had 37,797,004 shares of its common stock issued and outstanding.

MAKAMER HOLDINGS, INC.
F/K/A HOMETOWN INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Makamer Holdings, Inc. f/k/a Hometown International, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

Financial Statements for the Three Months Ended March 31, 2022

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Current Assets
Cash	$1,009,074	$1,149,369
Inventory	3,691	3,377
Total Current Assets	1,012,765	1,152,746

Leasehold improvements and equipment, net	-	4
Operating lease asset	7,023	8,325

Total Assets	$1,019,788	$1,161,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$408	$4,643
Operating lease liability, current	5,548	5,411
Due to former officers	62,297	62,297
Total Current Liabilities	68,253	72,351

Long Term Liabilities
Operating lease liability, net of current	1,475	2,914

Total Liabilities	69,728	75,265

Commitments and Contingencies (See Note 5)	-	-

Stockholders' Equity
Common stock, $0.0001 par value; 250,000,000 shares authorized, 7,797,004 and 7,797,004 issued and outstanding, respectively	780	780
Additional paid-in capital	3,030,593	3,004,593
Accumulated deficit	(2,081,313)	(1,919,563)

Total Stockholders' Equity	950,060	1,085,810

Total Liabilities and Stockholders' Equity	$1,019,788	$1,161,075

See accompanying notes to condensed consolidated unaudited financial statements

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Sales	$6,355	$5,305

Costs and Expenses
Food, beverage and supplies	2,286	5,092
Labor	12,648	126
Direct operating and occupancy	2,820	1,602
Depreciation	4	98
Consulting - related parties	-	120,000
Consulting	44,500	-
Professional fees	70,364	24,945
General and administrative	35,509	27,100
Total cost and expenses	168,131	178,963

Loss from Operations	(161,776)	(173,658)

Other Income
Interest Income	26	30
Interest Income - related parties	-	3,374
Total Other Income	26	3,404

LOSS BEFORE INCOME TAXES	(161,750)	(170,254)

Provision for Income Taxes	-	-

NET LOSS	$(161,750)	$(170,254)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,797,004	7,797,004

See accompanying notes to condensed consolidated unaudited financial statements

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2021	7,797,004	$780	$3,004,593	$(1,919,563)	$1,085,810

In kind contribution of services	-	-	26,000	-	26,000

Net loss for the three months ended March 31, 2022	-	-	-	(161,750)	(161,750)

Balance, March 31, 2022 (Unaudited)	7,797,004	$780	$3,030,593	$(2,081,313)	$950,060

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2020	7,797,004	$780	$2,927,022	$(1,438,276)	$1,489,526

In kind contribution of services	-	-	7,714	-	7,714

Net loss for the three months ended March 31, 2021	-	-	-	(170,254)	(170,254)

Balance, March 31, 2021 (Unaudited)	7,797,004	$780	$2,934,736	$(1,608,530)	$1,326,986

See accompanying notes to condensed consolidated unaudited financial statements

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities:
Net Loss	$(161,750)	$(170,254)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	26,000	7,714
Depreciation expense	4	98
Amortization of operating lease assets	1,302	1,439
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	-	(1,989)
(Increase) decrease in inventory	(314)	59
Decrease in interest receivable - related parties	-	(1,125)
Increase (decrease) in accounts payable and accrued expenses	(4,235)	15,907
Decrease in operating lease liability	(1,302)	(1,439)
Net Cash Used In Operating Activities	(140,295)	(149,590)

Cash Flows From Investing Activities:
Note receivable - related parties	-	(150,000)
Net Cash Used in Investing Activities	-	(150,000)

Cash Flows From Financing Activities:
Proceeds from/due to former officers	-	1,000
Proceeds from/due to related party	-	4,993
Repayment of due to related party	-	(3,452)
Net Cash Provided by Financing Activities	-	2,541

Net Decrease in Cash	(140,295)	(297,049)

Cash at Beginning of Period	1,149,369	1,398,006

Cash at End of Period	$1,009,074	$1,100,957

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Operating lease asset obtained for operating lease liability upon remeasurement	$-	$10,569

See accompanying notes to condensed consolidated unaudited financial statements

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022.

It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Makamer Holdings, Inc. (f/k/a Hometown International, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on May 19, 2014. Through its wholly owned subsidiary, Your Hometown Deli, LLC (“Your Hometown Deli”), the Company is the originator of a new delicatessen concept, featuring “home-style” sandwiches and other entrees in a casual friendly atmosphere, designed to be comfortable community gathering places for guests of all ages. Targeted towards smaller towns and communities, the Company’s first and only store is located in Paulsboro, New Jersey.

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

On March 29, 2022, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada in order to effectuate a name change from “Hometown International, Inc.” to “Makamer Holdings, Inc.,” which became effective as of such date.

On April 1, 2022, Makamer Holdings, Inc. (f/k/a Hometown International, Inc.), a Nevada corporation (the “Company”), completed its acquisition of Makamer, Inc., a Delaware corporation (“Makamer”), which was organized on September 3, 2021, to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated March 25, 2022 (the “Merger Agreement”), by and among the Company, Makamer Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), and Makamer, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Makamer, with Makamer continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on April 1, 2022.

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

At the Effective Time of the Merger, the stockholders of Makamer exchanged a total of 19,986,667 shares of Makamer common stock (representing 100% of Makamer’s outstanding shares) for an aggregate of 30,000,000 shares of common stock of the Company (the “Merger Shares”), with each Makamer stockholder receiving a pro rata portion of the Merger Shares based upon the total number of shares of Makamer common stock held by such Makamer stockholder immediately prior to the Effective Time.

In connection with the Merger, Makamer assigned its U.S. Provisional Patent Application No. 63/271,978, filed October 26, 2021, having the title “Biodegradable Plastic Composite Containing Fibers,” to the Company.

The Company agreed that $1,000,000 of the Company’s cash will be used to expand Makamer’s business, including for sales and marketing, research and development, evaluating other synergistic acquisitions, and working capital and general corporate purposes.

In connection with the Merger, certain pre-Merger stockholders of the Company agreed to return 1,450,000 shares of the Company’s common stock to the Company for cancellation within 30 days of the closing (the “Share Cancellation”). The Share Cancellation has not yet occurred.

Following the issuance of the Merger Shares and the Share Cancelation, the Company will have an aggregate of 36,347,004 shares of common stock issued and outstanding.

The delicatessen is still open and operating following the Merger and the Company’s new management is evaluating future plans.

The Company’s accounting year end is December 31, which coincides with the fiscal year ends of each of our wholly-owned subsidiaries, Your Hometown Deli, LLC and Makamer, Inc.

(B) Principles of Consolidation

The accompanying March 31, 2022 and 2021 unaudited condensed consolidated financial statements include the accounts of Makamer Holdings, Inc. (f/k/a Hometown International, Inc.) and its wholly owned subsidiary, Your Hometown Deli, LLC. All intercompany accounts have been eliminated upon consolidation.

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

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of 90 days or less to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period”. For March 31, 2022 and 2021, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2022 and 2021 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2022	March 31, 2021
Class A Warrants (Exercise price - $1.25/share)	38,985,020	38,985,020
Class B Warrants (Exercise price - $1.50/share)	38,985,020	38,985,020
Class C Warrants (Exercise price - $1.75/share)	38,985,020	38,985,020
Class D Warrants (Exercise price - $2.00/share)	38,985,020	38,985,020

Total	155,940,080	155,940,080

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

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

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

(J) Concentrations

The Company maintains various bank accounts at one bank, which, at times, may have balances that exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on its cash balances and has not experienced any losses in such accounts. At March 31, 2022 and December 31, 2021, the Company had cash balances in excess of FDIC limits of $757,421 and $898,523, respectively.

(K) Recent Accounting Pronouncements

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Inventories

Inventories consist of food and beverages, and are stated at cost.

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

(N) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $0 and $876 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 2	LEASEHOLD IMPROVEMENT AND EQUIPMENT

Leasehold improvement and equipment consist of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Leasehold Improvements	33,455	33,455
Equipment	3,120	3,120
Leasehold Improvements and Equipment	36,575	36,575
Less: Accumulated Depreciation	(36,575)	(36,571)
Leasehold Improvements and Equipment, Net	$-	$4

Depreciation expense was $4 and $98 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 3	DUE TO FORMER OFFICERS

During prior years, certain former officers paid expenses on the Company’s behalf as an advance. Pursuant to the terms of the advance, the loan is non-interest bearing, is unsecured, and is due on demand.

As of March 31, 2022, the balance due to former officers was $62,297 (See Note 6).

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada, increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000, with a par value of $0.0001 per share.

(B) In-kind Contribution of Services

For the three months ended March 31, 2022 and 2021, the Company recorded $26,000 and $0, respectively, as in-kind contribution of services provided by a former President of the Company (See Note 6).

For the three months ended March 31, 2022 and 2021, the Company recorded $0 and $7,714, respectively, as in-kind contribution of services provided by a former President and Vice President of the Company (See Note 6).

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

(C) Warrant Issuance

As of the date of this report, no warrants have been exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2021	155,940,080	$1.625	13.25
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, March 31, 2022 (Unaudited)	155,940,080	$1.625	13.01

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2020	155,940,080	1.625	14.25
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, March 31, 2021 (Unaudited)	155,940,080	$1.625	14.01

For the three months ended March 31, 2022 and 2021, the intrinsic value for the warrants were $1,929,758,490 and $1,851,788,450, respectively.

For the three months ended March 31, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	13.01	$497,059,005
$1.50	38,985,020	13.01	$487,312,750
$1.75	38,985,020	13.01	$477,566,495
$2.00	38,985,020	13.01	$467,820,240

For the year ended December 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	13.25	$436,632,224
$1.50	38,985,020	13.25	$426,885,969
$1.75	38,985,020	13.25	$417,139,714
$2.00	38,985,020	13.25	$407,393,459

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

NOTE 5	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective as of April 26, 2021, the Company entered into a Consulting Agreement with Benchmark Capital, LLC, a limited liability company formed under the laws of New Jersey (“Benchmark”). Pursuant to this agreement, Benchmark was engaged as a consultant to the Company, to assist with all filing requirements with the SEC. The term of the agreement is month-to-month; provided, however, that each party has the right to terminate the agreement upon 30 days’ prior written notice to the other. Pursuant to the agreement, Benchmark receives $7,500 per month, during the term of the agreement, starting on June 1, 2021, in addition to reimbursement of expenses approved in advance by the Company.

Operating Lease Agreement

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space in Paulsboro, NJ, at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease, which provided that the lease agreement would commence 30 days after the opening of the delicatessen. Since the delicatessen opened on October 14, 2015, the first payment should have been due on November 15, 2015. However, since the delicatessen was not fully functioning, the first monthly rent payment was not required to be made until January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of the lease. On March 22, 2021, the Company was granted an additional two-year extension of the lease (See Note 6). The Company accounts for the lease in accordance with ASC Topic 842, “Leases”. For the three months ended March 31, 2022 and 2021, the Company had a rent expense of $1,500 and $1,500, respectively.

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

On January 1, 2022, the Company entered into a six-month non-cancelable operating lease with an unrelated party for its office space at a monthly rate of $350 per month. Pursuant to the terms of this lease, at the end of six months, the Company would have had an option to renew for an additional six months at a monthly rate of $375. However, effective April 1, 2022, the lease was terminated (See Note 8).

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

Supplemental consolidated balance sheet information related to leases was as follows:

March 31, 2022 (Unaudited)

Operating lease assets - right of use	$7,023

Lease liability is summarized below:

Lease Liability	$7,023
Less: operating lease liability, current	(5,548)
Long term operating lease liability	$1,475

Maturities of lease liabilities at March 31, 2022 are as follows:

2022	$4,500
2023	3,000
Total lease liability	7,500
Less: present value discount	(477)
Total lease liability	$7,023

Supplemental disclosures of cash flow information related to leases were as follows:

	For the three months ended March 31, 2022 (Unaudited)	For the three months ended March 31, 2021 (Unaudited)
Cash paid for operating lease liabilities	$1,500	$1,500

For the three months ended March 31, 2022 and 2021, the total lease costs were $1,500 and $1,500, respectively. The Company did not incur any variable lease cost for either period.

NOTE 6	RELATED PARTY TRANSACTIONS

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space in Paulsboro, NJ at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease, which provided that the lease agreement would commence 30 days after the opening of the delicatessen. Since the delicatessen opened on October 14, 2015, the first payment should have been due on November 15, 2015. However, since the delicatessen was not fully functioning, the first monthly rent payment was not required to be made until January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of the lease. On March 22, 2021, the Company was granted an additional two-year extension of the lease. For the three months ended March 31, 2022 and 2021, the Company had a rent expense of $1,500 and $1,500, respectively (See Note 5).

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

For the three months ended March 31, 2022 and 2021, the Company recorded $26,000 and $0, respectively, as in-kind contribution of services provided by a former President (See Note 4 (B)).

For the three months ended March 31, 2022 and 2021, the Company recorded $0 and $7,714, respectively, as in-kind contribution of services provided by a former President and Vice President of the Company (See Note 4 (B)).

During the year ended December 31, 2021, certain former officers paid a net aggregate $1,000 in expenses on Company’s behalf as an advance. Pursuant to the terms of the advance, the loan is non-interest bearing, unsecured and due on demand. As of March 31, 2022, the balance due to former officers was $62,297 (See Note 3).

NOTE 7	LIQUIDITY

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company used cash in operations of $140,295, has an accumulated deficit of $2,081,313, and had a net loss of $161,750 for the three months ended March 31, 2022.

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

As of March 31, 2022, the Company had $1,009,074 of cash on hand. The Company estimates its cash burn rate to be approximately $25,000 per month. Management believes that the actions taken with respect to the COVID-19 pandemic and current working capital are sufficient to sustain its current operations at its current spending levels for the next 12 months. However, the Company is unable to estimate the ultimate impact of the COVID-19 pandemic on its financial condition and future results of operations.

MAKAMER HOLDINGS, INC. AND SUBSIDIARY

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

(UNAUDITED)

NOTE 8	SUBSEQUENT	EVENTS

On April 1, 2022, the Company completed its acquisition of Makamer, which was organized on September 3, 2021, to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution. Pursuant to the terms of the Merger Agreement by and among the Company, the Merger Sub, and Makamer, at the Effective Time of the Merger, Merger Sub merged with and into Makamer, with Makamer continuing as the surviving entity and a wholly-owned subsidiary of the Company. The Merger became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on April 1, 2022.

At the Effective Time of the Merger, the stockholders of Makamer exchanged a total of 19,986,667 shares of Makamer common stock (representing 100% of Makamer’s outstanding shares) for an aggregate of 30,000,000 shares of common stock of the Company (the “Merger Shares”), with each Makamer stockholder receiving a pro rata portion of the Merger Shares based upon the total number of shares of Makamer common stock held by such Makamer stockholder immediately prior to the Effective Time.

In connection with the Merger, Makamer assigned its U.S. Provisional Patent Application No. 63/271,978, filed October 26, 2021, having the title “Biodegradable Plastic Composite Containing Fibers,” to the Company.

The Company agreed that $1,000,000 of the Company’s cash will be used to expand Makamer’s business, including for sales and marketing, research and development, evaluating other synergistic acquisitions, and working capital and general corporate purposes.

In connection with the Merger, certain pre-Merger stockholders of the Company agreed to return 1,450,000 shares of the Company’s common stock to the Company for cancellation within 30 days of the closing (the “Share Cancellation”). The Share Cancellation has not yet occurred.

Following the issuance of the Merger Shares and the Share Cancelation, the Company will have an aggregate of 36,347,004 shares of common stock issued and outstanding.

Effective April 1, 2022, the Company terminated the lease agreement entered into on January 1, 2022 (See Note 5).

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

Overview and Recent Developments

General

Makamer Holdings, Inc. f/k/a Hometown International, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on May 19, 2014 under the laws of the State of Nevada. The Company is the originator of a new Delicatessen concept. Through our wholly-owned subsidiary, Your Hometown Deli, LLC (“Your Hometown Deli”), we operate a delicatessen store that features “home-style” sandwiches and other entrees in a casual and friendly atmosphere. The store is designed to offer local patrons of all ages with a comfortable community gathering places. Targeted towards smaller towns and communities, the Company’s first unit was built in Paulsboro, New Jersey.

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

Through March 31, 2022, we continued to refine our menu and operating hours. We have limited our advertising, mainly using social media and direct mailing to residents in towns around our store. We have incurred losses in the development of our business and expect our losses to continue during 2022.

The delicatessen is still open and operating following the merger and the Company’s new management is evaluating future plans.

Impact of Coronavirus (COVID-19) Pandemic on the Company

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

Merger

On March 25, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Makamer Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and Makamer, Inc., a Delaware corporation (“Makamer”).

On April 1, 2022, we completed our acquisition of Makamer, which was organized on September 3, 2021, to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Makamer, with Makamer continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on April 1, 2022.

At the Effective Time of the Merger, the stockholders of Makamer exchanged a total of 19,986,667 shares of Makamer common stock (representing 100% of Makamer’s outstanding shares) for an aggregate of 30,000,000 shares of common stock of the Company (the “Merger Shares”), with each Makamer stockholder receiving a pro rata portion of the Merger Shares based upon the total number of shares of Makamer common stock held by such Makamer stockholder immediately prior to the Effective Time.

In connection with the Merger, Makamer assigned its U.S. Provisional Patent Application No. 63/271,978, filed October 26, 2021, having the title “Biodegradable Plastic Composite Containing Fibers,” to the Company.

The Company agreed that $1,000,000 of the Company’s cash will be used to expand Makamer’s business, including for sales and marketing, research and development, evaluating other synergistic acquisitions, and working capital and general corporate purposes.

In connection with the Merger, certain pre-Merger stockholders of the Company agreed to return 1,450,000 shares of the Company’s common stock to the Company for cancellation within 30 days of the closing (the “Share Cancellation”). The Share Cancellation has not yet occurred.

Changes to Management

On April 1, 2022, at the Effective Time of the Merger, Peter L. Coker, Jr., the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, resigned from all officer positions he held with the Company. He also resigned as the Chairman of the Company’s board of directors and sole director. Effective immediately upon his resignation, Alex Mond was appointed as the Company’s Chief Executive Officer, President and Chairman of the Company’s board of directors, Karen Mond was appointed as the Company’s Chief Financial Officer, Secretary and Treasurer, Chad Conner was appointed as the Company’s Chief Operating Officer, and Manoucher Sarbaz was appointed as a member of the Company’s board of directors.

Name and Trading Symbol Change

In anticipation of the Merger, on March 29, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to change its name from “Hometown International, Inc.” to “Makamer Holdings, Inc.,” to be effective at the time of filing. The filing of the Certificate of Amendment and resulting name change were authorized and approved by the Company’s board of directors as of March 18, 2022, and by stockholders holding approximately 77.0% of the Company’s voting equity as of March 21, 2022.

The Company has submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a notification of the change of its name to “Makamer Holdings, Inc.” and corresponding request to change its trading symbol. It is expected that the name change and new trading symbol will be made effective in the market by FINRA in the near future.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

We generated revenue of $6,355 and $5,305 for the three months ended March 31, 2022 and 2021, respectively. The increase in revenue is mainly attributed to an increase in customer’s visits.

Our total cost and expenses were $168,131 for the three months ended March 31, 2022, compared to $178,963 for the three months ended March 31, 2021. The total cost and expenses decreased by approximately 6% primarily attributable to a decrease of $120,000 in consulting fees paid to related parties during the three months ended March 31, 2021, offset by an increase of $44,500 in consulting fees paid during the three months ended March 31, 2022, an increase of $45,419 in professional fees attributable to fees paid for filings with the Securities and Exchange Commission (“SEC”), a decrease in food costs of $2,806, an increase in labor costs of $12,522, and an increase of $8,409 in general and administrative expenses. The increase in general and administrative fees was attributable to fees required in connection with filings with the SEC and an increase in general business expenses.

We incurred a loss from operations of $161,776 and $173,658 for the three months ended March 31, 2022 and 2021, respectively. The decrease in loss from operations is mainly attributable to a decrease in total costs and expenses, slightly offset by our increase in revenue during the three months ended March 31, 2022, as compared to the period ended March 31, 2021.

Interest income decreased by $4 to $26 for the three months ended March 31, 2022, from $30 for the three months ended March 31, 2021. The decrease was primarily due to less interest on bank account.

Interest income – related parties decreased by $3,374 to $0 for the three months ended March 31, 2022, from $3,374 for the three months ended March 31, 2021. The decrease was primarily due to interest on notes receivable – related parties as a result of a decreased note receivable due to repayment.

Due to the described factors above, we had a net loss of $161,750 and $170,254 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had current assets of $1,012,765, consisting of $1,009,074 in cash and $3,691 in inventory. Our current liabilities as of March 31, 2022, were $68,253, which was comprised of $62,297 due to certain former officers, $408 in accounts payable and accrued expenses and $5,548 in current operating lease liability. Our long-term liabilities as of March 31, 2022, were $1,475, which is comprised of long-term operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
	(Unaudited)
Net Cash Used in Operating Activities	$(140,295)	$(149,590)
Net Cash Used in Investing Activities	$-	$(150,000)
Net Cash Provided by Financing Activities	$-	$2,541
Net Decrease in Cash	$(140,295)	$(297,049)

For the three months ended March 31, 2022, net cash used in operations of $140,295 was the result of a net loss of $161,750, offset by in-kind contribution of services by $26,000, depreciation expense of $4, an increase in inventory of $314 and a decrease in accounts payable and accrued expense of $4,235.

For the three months ended March 31, 2021, net cash used in operations of $149,590 was the result of a net loss of $170,254, offset by in-kind contribution of services by $7,714, depreciation expense of $98, an increase in prepaid expenses and other current assets of $1,989, a decrease in inventory of $59, an increase in interest receivable of $1,125 and an increase in accounts payable and accrued expense of $15,907.

Net cash provided by our investing activities were $0 and $150,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease was attributable to issuance of note receivable - related party of $150,000.

Our financing activities resulted in a cash inflow of $2,541 for the three months ended March 31, 2021, which is represented by $1,000 in proceeds from due to former Officers, $4,993 due to former Chairman for corporate expense reimbursement and a $3,452 repayment of due to former Chairman.

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company used cash in operations of $140,295, has an accumulated deficit of $2,081,313 and has a net loss of $161,750 for the three months ended March 31, 2022.

The Company is slowly regaining its customer base since re-opening. However, even though the delicatessen has been re-opened, the Company may have a slowdown in customer visits due to the current economic condition. There can be no assurance that we will generate sufficient revenues to continue our operations. The Company expects the growth rate and sales to be volatile in the near term.

On April 1, 2022, we completed our acquisition of Makamer, which was organized on September 3, 2021, to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution. The Company agreed that $1,000,000 of the Company’s cash will be used to expand Makamer’s business, including for sales and marketing, research and development, evaluating other synergistic acquisitions, and working capital and general corporate purposes.

The delicatessen is still open and operating following the merger and the Company’s new management is evaluating future plans.

We need to raise a substantial amount of capital to fully implement our business plan and for general working capital. If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions. There can be no assurance that additional financing or funding will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient capital, for whatever reason, to fund our operations, we may not be able to execute our business plan and may be forced to curtail our business operations.

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

Contractual Obligations

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2022 for the material weakness described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of March 31, 2022 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the first fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits #	Title
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2022	MAKAMER HOLDINGS, INC.

/s/ Alex Mond
	Name:	Alex Mond
	Title:	President, Chief Executive Officer,
and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Karen Mond
Name:	Karen Mond
Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)