Form 10-Q
period 2022-06-30
MAKAMER HOLDINGS, INC.
filed 2022-08-15
CIK 1632081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: June 30, 2022

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

As of August 12, 2022, the registrant had 36,347,004 shares of its common stock issued and outstanding.

MAKAMER HOLDINGS, INC.
F/K/A HOMETOWN INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Makamer Holdings, Inc. f/k/a Hometown International, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

Financial Statements for the Three and Six Months Ended June 30, 2022

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$913,509	$72,288
Security deposit	20,487	-
Prepaid expenses	414,597	-
Assets from discontinued operations	8,505	-
Total Current Assets	1,357,098	72,288

Intangible assets	14,650	11,650
Operating lease asset	106,866	-

Total Assets	$1,478,614	$83,938

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$271,034	$48,782
Notes payable - related party	-	184,990
Operating lease liability, current	74,562	-
Liabilities from discontinued operations	68,245	-
Total Current Liabilities	413,841	233,772

Long Term Liabilities
Operating lease liability, net of current	33,473	-

Total Liabilities	447,314	233,772

Commitments and Contingencies (See Note 5)	-	-

Stockholders’ Equity
Common stock, $0.0001 par value; 250,000,000 shares authorized, 36,347,004 and 26,132,421 issued and outstanding, respectively	3,635	2,613
Additional paid-in capital	10,592,569	179,087
Accumulated deficit	(9,564,904)	(331,534)

Total Stockholders’ Equity (Deficit)	1,031,300	(149,834)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,478,614	$83,938

See accompanying notes to condensed consolidated unaudited financial statements

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022

Sales	$-	$-

Costs and Expenses
Consulting	2,799,523	3,039,523
Research and Development	77,990	82,024
Professional fees	109,112	121,192
General and administrative	572,388	584,135
Total cost and expenses	3,559,013	3,826,874

Loss from Operations	(3,559,013)	(3,826,874)

Other Income
Interest Income	1	1
Total Other Income	1	1

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,559,012)	(3,826,873)

Provision for Income Taxes	-	-

Discontinued operations
Loss from discontinued operations	(5,406,497)	(5,406,497)

NET LOSS	$(8,965,509)	$(9,233,370)

Net income/(loss) per share - basic and diluted
Loss from continuing operations	$(0.10)	$(0.12)
Loss from discontinuing operations	$(0.15)	$(0.17)
Net loss per common share - basic and diluted	$(0.25)	$(0.29)

Weighted average number of shares outstanding during the period - Basic and Diluted	36,248,391	31,391,491

See accompanying notes to condensed consolidated unaudited financial statements

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2022

(Unaudited)

	Common stock		Additional		Total Stockholders’
	Shares	Amount	paid-in capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2021	26,132,421	$2,613	$179,087	$(331,534)	$(149,834)

Shares issued for cash	1,060,708	106	794,894	-	795,000

Shares issuance in connection with the merger	7,797,004	780	6,346,224	-	6,347,004

Share cancellation in connection with the merger	(1,450,000)	(145)	145	-	-

Shares issued for services	2,806,871	281	3,272,219	-	3,272,500

Net loss for the six months ended June 30, 2022	-	-	-	(9,233,370)	(9,233,370)

Balance, June 30, 2022 (Unaudited)	36,347,004	$3,635	$10,592,569	$(9,564,904)	$1,031,300

Balance, March 31, 2022 (Unaudited)	27,373,249	$2,737	$1,183,963	$(599,395)	$587,305

Shares issued for services	2,626,751	263	3,062,237	-	3,062,500

Shares issuance in connection with the merger	7,797,004	780	6,346,224	-	6,347,004

Share cancellation in connection with the merger	(1,450,000)	(145)	145	-	-

Net loss for the three months ended June 30, 2022	-	-	-	(8,965,509)	(8,965,509)

Balance, June 30, 2022 (Unaudited)	36,347,004	$3,635	$10,592,569	$(9,564,904)	$1,031,300

See accompanying notes to condensed consolidated unaudited financial statements

MAKAMER HOLDINGS, INC.

F/K/A HOMETOWN INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended
June 30, 2022
Cash Flows from Operating Activities:
Net loss from continuing operations	$(3,826,873)
Net loss from discontinuing operations	(5,406,497)
Net Loss	(9,233,370)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	3,272,500
Amortization of operating lease assets	12,025
Changes in operating assets and liabilities:
Increase in security deposits	(20,487)
Increase in prepaid expenses	(414,597)
Assets from discontinued operations	5,329,425
Increase in accounts payable and accrued expenses	222,252
Decrease in operating lease liability	(10,856)
Liabilities from discontinued operations	68,245
Net Cash Used in Operating Activities	(774,863)
Net Cash Used in Operating Activities – discontinued operations	(8,827)
Net Cash Used in Operating activities – continued operations	(766,036)

Cash Flows From Investing Activities:
Cash paid for patent	(3,000)
Cash acquired in acquisition of Makamer, Inc.	1,009,074
Net Cash Provided by Investing Activities	1,006,074
Net Cash Provided by Investing Activities – discontinued operations	-
Net Cash Provided by Investing activities – continued operations	1,006,074

Cash Flows From Financing Activities:
Proceeds from common stock issuance for cash	795,000
Repayment of note payable to related party	(184,990)
Net Cash Provided by Financing Activities	610,010
Net Cash Provided by Financing Activities – discontinued operations	-
Net Cash Provided by Financing activities – continued operations	610,000

Net Increase in Cash	841,221

Cash at Beginning of Period	72,288

Cash at End of Period	$913,509

Supplemental disclosure of cash flow information:

Cash paid for interest	$-
Cash paid for taxes	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability upon remeasurement	$118,891
Common stock issued in connection with acquisition of Makamer, Inc.	$6,347,004

See accompanying notes to condensed consolidated unaudited financial statements

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

The accompanying unaudited condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2022 and Form 8-K/A for the year ended December 31, 2021, filed with the SEC on June 16, 2022.

It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

On March 29, 2022, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada in order to effectuate a name change to Makamer Holdings, Inc.. The Certificate of Amendment became effective on March 29, 2022.

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

On July 1, 2022, the Company disposed of Your Hometown Deli, LLC remaining inventory for a sales price of $700 (See Notes 7 and 9).

On August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC. All Your Hometown Deli, LLC transactions have been recorded as discontinued operations as of June 30, 2022 (See Notes 7 and 9).

On April 1, 2022 (“effective date”), the Company, completed its acquisition of Makamer, Inc., a Delaware corporation (“Makamer”), which was organized on September 3, 2021, to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated March 25, 2022 (the “Merger Agreement”), by and among the Company, Makamer Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), and Makamer, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Makamer, with Makamer continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The entry into the Merger Agreement by the parties was previously reported in a Current Report on Form 8-K the Company filed with the SEC on March 31, 2022. The Merger became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on April 1, 2022 (See Note 8).

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

On the effective date, of the Merger the stockholders of Makamer exchanged a total of 19,986,667 shares of Makamer common stock (representing 100% of Makamer’s outstanding shares) for an aggregate of 30,000,000 shares of common stock of the Company (the “Merger Shares”), with each Makamer stockholder receiving a pro rata portion (1.5 shares for each share held) of the Merger Shares based upon the total number of shares of Makamer common stock held by such Makamer stockholder immediately prior to the effective date. The transaction resulted in a change in control and was treated as a reverse acquisition (See Notes 4 and 8).

In connection with the Merger, Makamer assigned its U.S. Provisional Patent Application No. 63/271,978, filed October 26, 2021, having the title “Biodegradable Plastic Composite Containing Fibers,” to the Company (See Note 8).

The Company agreed that $1,000,000 of the Company’s cash will be used to expand Makamer’s business, including for sales and marketing, research and development, evaluating other synergistic acquisitions, and working capital and general corporate purposes (See Note 8).

In connection with the Merger, certain pre-Merger stockholders of the Company agreed to return 1,450,000 shares of the Company’s common stock to the Company for cancellation within 30 days of the closing (the “Share Cancellation”). Following the issuance of the Merger Shares and the Share Cancelation, the Company will have an aggregate of 36,347,004 shares of common stock issued and outstanding (See Notes 4 and 8).

The Company is committed to revolutionize the plastics industry with the state of the art bio-optimized technologies to keep thermoplastic out of landfills and environment. Makamer was founded on the basis to solve the crisis of plastic pollution through sustainability engineering which will fundamentally change the way the world interacts with Makamer packaging products.

Makamer is a business whose planned principal operations are the research and development, manufacture, sales and marketing of bioplastics technologies and biodegradable products. The Company is currently conducting research and development activities advancing the bioplastics technologies and to operationalize certain provisional patented technologies that the Company owns so it can manufacture range of biodegradable products such as biodegradable resins, grocery bags, trash bags, straws, and cutleries etc.

In September 2021, the Company secured a research facility in McMaster University at the Department of Chemical Engineering, which houses its key research and development activities. In May 2022, the Company further secured additional laboratory facility in Inglewood, California, which houses its employees and research and development activities in California. The Company also is in the process of raising additional equity capital to support the on-going development activities and to begin the scale up manufacturing, sales and marketing of resins and products as soon as possible.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

The Company’s accounting year end is December 31, which coincides with the fiscal year ends of each of our wholly owned subsidiaries, Your Hometown Deli, LLC and Makamer, Inc.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

To date, we have maintained uninterrupted business operations with normal turnaround times for servicing our customers. We have implemented adjustments to our operations designed to keep employees safe and comply with federal, state, and local guidelines, including those regarding social distancing. The extent to which COVID19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations.

Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

Liquidity, Going Concern and Management’s Plans

These condensed unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the six months ended June 30, 2022, the Company had:

●	Net loss from continuing operations of $3,826,873; and

●	Net cash used in operating activities - continued operations was $766,036

Additionally, for the six months ended June 30, 2022, the Company had:

●	Accumulated deficit of $9,564,904

●	Stockholders’ equity of $1,031,300; and

●	Working capital of $943,257

The Company has cash on hand of $913,509 at June 30, 2022. Although the Company intends to raise additional debt (third party and related party lenders) or equity capital (historically shareholder capital contributions and third-party debt), the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company executes its business plan.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities,

●	Continuing research and development on advancing bioplastics technologies, executing and commercializing its business operations,

●	Continuing to secure supply chain and execute strategic partnering or distribution opportunities; and

●	Identifying unique market opportunities that represent potential positive short-term cash flow.

Note 2 - Summary of Significant Accounting Policies

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company has identified one single reportable operating segment. The Company manages its business on the basis of one operating and reportable segment.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, include valuation of intangible assets, valuation of stock-based compensation, estimated useful lives related to intangible assets, uncertain tax positions, and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

The three tiers are defined as follows:

●	Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 — Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3 — Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, is carried at historical cost. At June 30, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

Concentrations

The Company maintains a bank account at one bank, which, at times, may have balance that exceeds the federally insured limit. The Company believes it is not exposed to any significant credit risk on its cash balance and has not experienced any losses in such account. At June 30, 2022 and December 31, 2021, the Company had a cash balance in excess of FDIC limits of $663,405 and $0, respectively.

Goodwill and Intangible Assets

We account for domain names and patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. We capitalize patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. We are in the process of evaluating our patents’ estimated useful life and will begin amortizing the patents when they are brought to the market or otherwise commercialized.

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. We completed our most recent goodwill impairment assessment during the second quarter of 2022, and determined that recorded $5,396,944 of impairment expense related to acquisition of Makamer, Inc. The impairment expense is included as part of discontinued operations (See Note 7).

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed financial statements as of June 30, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s 2019, 2020, and 2021 tax returns remain open for audit for Federal and State taxing authorities.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

The computation of basic and diluted loss per share for June 30, 2022 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

June 30, 2022
Class A Warrants (Exercise price - $1.25/share)	38,985,020
Class B Warrants (Exercise price - $1.50/share)	38,985,020
Class C Warrants (Exercise price - $1.75/share)	38,985,020
Class D Warrants (Exercise price - $2.00/share)	38,985,020
Total	155,940,080

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 will have a material effect, if any, on its consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the statements of operations.

For the three and six months ended June 30, 2022, the Company recognized $2,303 and $3,458 in marketing and advertising costs.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,

●	Expected dividends,

●	Expected volatility,

●	Risk-free interest rate; and

●	Expected life of option

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

Research and Development

Research and development (“R&D”) costs are expensed as incurred. Major components of research and development costs include fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf. Costs for research and development activities are recognized based on the terms of the individual arrangements, which may differ from the timing of receipt of invoices and payment of invoices and are reflected in the financial statements as an accrued expense.

For the three and six months ended June 30, 2022, the Company expensed $82,024 and $77,990 in research and development costs.

Operating Lease

From time to time we may enter into operating lease or sub-lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

We have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our leases, where we are the lessee, do not include an option to extend the lease term. Our lease also includes an option to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying statements of operations.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

See Note 5.

Inventories

Inventories consist of food and beverages and are stated at cost and are included in assets from discontinued operations.

Note 3 – Notes Payable- Related Party

On October 1, 2021, the Company issued a promissory note to the Company’s President for $24,990. The note was unsecured, non-interest bearing and due on demand. On March 15, 2022, the Company repaid $24,990. As of June 30, 2022, the balance was fully repaid (See Note 6).

On October 2, 2021, the Company issued a promissory note to an entity controlled by the Company’s President for $350,000. The note was unsecured, non-interest bearing and due in three years. During the period ended December 31, 2021, the Company repaid $190,000. As of December 31, 2021, the balance was $160,000. During February and March 2022, the Company repaid $160,000. As of June 30, 2022, the balance was fully repaid (See Note 6).

Note 4 – Stockholders’ Deficit

Increase in Authorized Shares

On March 23, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada, increasing the number of shares of common stock the Company is authorized to issue from 100,000,000 to 250,000,000, with a par value of $0.0001 per share.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

Warrant Issuance

As of the date of this report, no warrants have been exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2021	155,940,080	$1.625	13.25
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Balance, June 30, 2022 (Unaudited)	155,940,080	$1.625	12.76

For the six months ended June 30, 2022, the intrinsic value for the warrants were $1,343,423,789.

For the six months ended June 30, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	12.76	$350,475,330
$1.50	38,985,020	12.76	$340,729,075
$1.75	38,985,020	12.76	$330,982,820
$2.00	38,985,020	12.76	$321,236,565

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

For the year ended December 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.25	38,985,020	13.25	$436,632,224
$1.50	38,985,020	13.25	$426,885,969
$1.75	38,985,020	13.25	$417,139,714
$2.00	38,985,020	13.25	$407,393,459

Stock Issued for Services

In March 2022, the Company issued 180,120 shares of common stock each to two consultants for aggregate consideration of $210,000 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 5).

On April 1, 2022, the Company issued 2,626,751 shares of common stock each to various consultants for aggregate consideration of $3,062,500 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 5).

Stock Issued for Cash

From January to March 2022, the Company issued 1,060,708 shares of common stock for $795,000 ($1 - $2/share).

Stock Issued in Connection with Merger and Share Cancellation

In connection with the Merger, certain pre-Merger stockholders of the Makamer Holdings, Inc. agreed to return 1,450,000 shares of the Makamer Holdings, Inc. common stock to the Makamer Holdings, Inc. for cancellation within 30 days of the closing (the “Share Cancellation”). The Share Cancellation has not yet occurred (See Note 8).

In connection with the Merger, the Company issued 7,797,004 shares of Company’s “Merger Shares”, with a fair value of $6,347,004.

Note 5 – Commitments

Employment Agreements – Related Parties

On September 13, 2021, the Company entered into an employment agreement with its President, effective October 1, 2021. The initial term of the agreement is through October 1, 2024, at an annual salary of $120,000. An annual salary will increase to $350,000 upon Company’s common stock listed from OTC Markets-Pink Sheets to NASDAQ (the “Uplist”) or becoming a publicly traded Company. In addition, for each calendar year ending during the term of the agreement, the employee is eligible to receive an annual bonus with a target amount equal to 55% of the base salary earned by the employee. The employee is also entitled to a performance bonus of $100,000 if the Company merges with public Company or if the stock becomes public and trading on a public exchange or if the employee arranges for a documentary to be produced based on the Company, which is schedule to be released on television, streaming, or otherwise widely distributed. The employee was also granted 24,016,010 shares of the Company’s  stock at the beginning of employment. The Company valued these shares at $0.0001/share with a fair value of $1,600. During the employment period, the employee is also entitled to a guaranteed annual bonus for $100,000 for the first year of employment and $350,000 for each of the second and third year of employment. The guaranteed bonus is to be paid on a semi-annual basis with the first payment due six months from the date of the agreement. Effective November 16, 2021, and until March 31, 2022, the Company held off on paying and accruing any payroll. On June 21, 2022, the Company amended the agreement for the performance bonus. The employee is entitled a bonus of $100,000 if the Company merges with public Company and $100,000 if a documentary is produced on a television network. The company is also to reimburse the employee for any and all related federal, state and local taxes for the Company. For the six months ended June 30, 2022, the employee received a compensation of $308,076 and accrued compensation of $107,500 (See Note 6).

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

On September  13, 2021, the Company entered into an employment agreement with its Chief Financial Officer, effective October 1, 2021. The initial term of the agreement is through October 1, 2024, at an annual salary of $120,000. An annual salary will increase to $220,000 upon Company’s common stock listed from OTC Markets-Pink Sheets to NASDAQ (the “Uplist”) or becoming a publicly traded Company. In addition, for each calendar year ending during the term of the agreement, the employee is eligible to receive an annual bonus with a target amount equal to 55% of the base salary earned by the employee. The employee was also granted 1,350,901 shares of the Company’s stock at the beginning of employment. The Company valued these shares at $0.0001/share with a fair value of $900. During the employment period, the employee is also entitled to a guaranteed annual bonus for $100,000 for the first year of employment and $350,000 for each of the second and third year of employment. The guaranteed bonus is to be paid on a semi-annual basis with the first payment due six months from the date of the agreement. Effective November 16, 2021, and until March 31, 2022, the Company held off on paying and accruing any payroll. As of April 1, 2022, employee monthly salary is reduced to $5,000 per month. For the six months ended June 30, 2022, the employee received a compensation of $15,000 and accrued compensation of $50,000 (See Note 6).

Employment Agreements

On September 15 , 2021, the Company entered into an employment agreement with an employee at an annual salary of $120,000 effective October 1, 2021. Starting January 1, 2022 the annual salary became $60,000. In addition, for each calendar year ending during the term of the agreement, the employee is eligible upon the Company’s discretion an annual bonus equal to 5% of the base salary. Effective November 16, 2021, and until March 31, 2022, the Company held off on paying and accruing any payroll. The employee will also be granted 375,000 shares of the Company’s stock upon Company up list or becoming a publicly traded Company. In April 2022, the Company issued 562,875 pro-rata shares of common stock for consideration of $656,250 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 4). For the six months ended June 30, 2022, the employee received a compensation of $15,000.

Consulting Agreement – Related Party

On October 1, 2021, the Company entered into a consulting agreement with its Chief Operating Officer to provide consulting services and operation duties. The agreement will continue, until either party terminates, at a monthly project  fee of $5,000. The consultant will also receive 1.5% of the funding as compensation for his role in raising funds for company after Company receives $5,000,000 in funding that results from consultants efforts. The consultant is also eligible to receive 60,090 shares of Common stock in 180 days upon the execution of the agreement and an additional 40,000 shares of Common Stock one year after entering the consulting agreement. Effective November 2021, and until March 31, 2022, the Company held off on paying and accruing any payroll. In March 2022, the Company issued 90,000 shares of common stock for consideration of $105,000 consisting of services rendered. The Company valued these shares at $1.75/share (See Notes 4 and 6).

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

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

On September 13, 2021, the Company entered into a consulting agreement to provide research and development services, effective October 1, 2021. The agreement will continue, until either party terminates, at a monthly project  fee of $10,000. The consultant is also eligible to receive 375,000 shares of Common stock upon Company becoming public. In April 2022, the Company issued 562,875 pro-rata shares of common stock for consideration of $656,250 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 4). For the three and six months ended June 30, 2022, the Company expensed $30,000 as a component of general and administrative expenses in the statements of operations.

On October 1, 2021, the Company entered into a consulting agreement with its Chief Investment Officer to raise capital and investor relations. The agreement will continue, until either party terminates, at a monthly project  fee of $5,000. The consultant will also receive 1.5% of the funding as compensation for his role in raising funds for company after Company receives $5,000,000 or more in funds that results from consultants efforts. The consultant is also eligible to receive 60,000 shares of Common stock 180 days upon the execution of the agreement, and additional 40,000 shares of Common Stock upon 360 days. Effective November 2021, and until March 31, 2022, the Company held off on paying and accruing any payroll. In March 2022, the Company issued 90,000 shares of common stock for consideration of $105,000 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 4).

On October 1, 2021, the Company  entered into a consulting agreement to serve as a VP of Health and Education and to provide services in health and education awareness, sales and marking development. The agreement has a one-year term. The Consultant is to receive 20,000 shares of company stock upon Company merging or becoming public. In April 2022, the Company issued 30,020 pro-rata shares of common stock for consideration of $35,000 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 4). In Addition, on April 1, 2022, the Company entered into a service agreement, the agreement will continue, until either party terminates, at a monthly project fee of $5,000.

On October 1, 2021, the Company  entered into a consulting agreement to provide advisory services. The agreement has a term of eighteen months from the effective date. The agreement can be terminated at any time. The consultant is to receive 300,000 shares of company stock upon Company merging or becoming public. In April 2022, the Company issued 450,300 pro-rata shares of common stock for consideration of $525,000 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 4).

On October 1, 2021, the Company  entered into a consulting agreement to provide sales and advisory services. The agreement has a one-year term. The consultant is to receive 50,000 shares of company stock. In Addition, on April 1, 2022, the Company entered into a six-month service agreement at a monthly project fee of $5,000. In April 2022, the Company issued 75,050 pro-rata shares of common stock for consideration of $87,500 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 4). Pursuant to the consulting agreement, which includes a performance provision as well as a provision that the consultant must be employed as a condition of vesting the consideration, $52,500 was recorded as a prepaid expense.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

On October 1, 2021, the Company  entered into a consulting agreement to provide public relations services on capital raising and investor relations. The agreement has an eighteen-month term. The consultant is to receive 400,000 shares of company stock upon Company merging or becoming public. In April 2022, the Company issued 600,400 pro-rata shares of common stock for consideration of $700,000 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 4). Pursuant to the consulting agreement, which includes a performance provision as well as a provision that the consultant must be employed as a condition of vesting the consideration, $350,000 was recorded as a prepaid expense.

On October 1, 2021, the Company  entered into a consulting agreement to provide advisory services and consulting services. The agreement has an eight-month term. The consultant is to receive 200,000 shares of company stock per share upon Company merging or becoming public In April 2022, the Company issued 300,200 pro-rata shares of common stock for consideration of $350,000 consisting of services rendered and recorded as prepaid compensation. The Company valued these shares at $1.75/share (See Note 4).

On October 1, 2021, the Company  entered into a consulting agreement to provide legal services. The consultant is to receive 10,000 shares of company stock per share upon Company merging or becoming public. In April 2022, the Company issued 15,010 pro-rata shares of common stock for consideration of $17,500 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 4).

On October 1, 2021, the Company  entered into a consulting agreement to provide marketing and advertising services. The agreement has a one-year term. The consultant is to receive 20,000 shares of company stock upon Company merging or becoming public. In addition, on April 1, 2022, the Company entered into a six-month service agreement at a monthly project fee of $5,000. In April 2022, the Company issued 30,020 pro-rata shares of common stock for consideration of $35,000 consisting of services rendered recorded as prepaid compensation. The Company valued these shares at $1.75/share (See Note 4). The agreement was terminated on July 31, 2022.

Fee Sharing Agreement

On May 3, 2022, the Company entered into a fee sharing agreement with a consultant. The Company will pay the consultant 6% of the price of the products sold originated by the consultant.

Research and Development Agreement

On September 27, 2021, the Company entered into research and development agreement to further advance, develop and commercialize certain technologies and treatments. The Company will pay developmental and regulatory milestone payments as incurred.

Operating Lease Agreements

The Company executed a sub-lease for the period from May 5, 2022, through November 30, 2023. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease right-of-use (ROU) asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. In calculating the present value of the revised lease payments, the Company elected to utilize its incremental borrowing rate based on the lease terms as of the May 3, 2022. This rate was determined to be 10%, and the Company determined the initial present value, at inception, of $118,891.

The Company is required to make payments of $6,479 per month for year one (May 2022 – October 2022) and $6,829 per month for year two (November 2022 – November 2023) as follows for the years ended December 31. For the three and six months ended June 30, 2022, the Company had a rent expense of $14,127 and $14,127, respectively.

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

The Company also paid a security deposit of $20,487.

The future minimum payments are as follows:

2022	$39,574
2023	75,119
Total	$114,693

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space in Paulsboro, NJ, at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease, which provided that the lease agreement would commence 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payments would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was not due until January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of the lease. On March 22, 2021, the Company was granted an additional two-year extension of the lease (See Note 6). The Company accounts for the lease in accordance with ASC Topic 842, “Leases”. For the three and six months ended June 30, 2022, the Company had a rent expense of $1,500 and $1,500, respectively. The transactions have been recorded as discontinued operations as of June 30, 2022.

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

Supplemental consolidated balance sheet information related to leases was as follows:

June 30, 2022
(Unaudited)
Operating lease assets - right of use	$106,866

Lease liability is summarized below:

Lease Liability	$108,035
Less: operating lease liability, current	(74,562)
Long term operating lease liability	$33,473

Maturities of lease liabilities at June 30, 2022 are as follows:

2022	$39,574
2023	75,119
Total lease liability	114,693
Less: present value discount	(6,658)
Total lease liability	$108,035

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

Supplemental disclosures of cash flow information related to leases were as follows:

For the six months ended June 30, 2022
(Unaudited)
Cash paid for operating lease liabilities	$14,127

For the three and six months ended June 30, 2022, the total lease costs were $14,127 and $14,127, respectively. The Company did not incur any variable lease cost for both periods.

Note 6 – Related Party Transactions

On September 13, 2021, the Company entered into an employment agreement with its President, effective October 1, 2021. The initial term of the agreement is through October 1, 2024, at an annual salary of $120,000. An annual salary will increase to $350,000 upon Company’s common stock listed from OTC Markets-Pink Sheets to NASDAQ (the “Uplist”) or becoming a publicly traded Company. In addition, for each calendar year ending during the term of the agreement, the employee is eligible to receive an annual bonus with a target amount equal to 55% of the base salary earned by the employee. The employee is also entitled to a performance bonus of $100,000 if the Company merges with public Company or if the stock becomes public and trading on a public exchange or if the employee arranges for a documentary to be produced based on the Company, which is schedule to be released on television, streaming, or otherwise widely distributed. The employee was also granted 24,016,010 shares of the Company’s  stock at the beginning of employment. The Company valued these shares at $0.0001/share with a fair value of $1,600. During the employment period, the employee is also entitled to a guaranteed annual bonus for $100,000 for the first year of employment and $350,000 for each of the second and third year of employment. The guaranteed bonus is to be paid on a semi-annual basis with the first payment due six months from the date of the agreement. Effective November 16, 2021, and until March 31, 2022, the Company held off on paying and accruing any payroll. On June 21, 2022, the Company amended the agreement for the performance bonus. The employee is entitled a bonus of $100,000 if the Company merges with public Company and $100,000 if a documentary is produced on a television network. The company is also to reimburse the employee for any and all related federal, state and local taxes for the Company. For the six months ended June 30, 2022, the employee received a compensation of $308,076 and accrued compensation of $107,500 (See Note 5).

On September  13, 2021, the Company entered into an employment agreement with its Chief Financial Officer, effective October 1, 2021. The initial term of the agreement is through October 1, 2024, at an annual salary of $120,000. An annual salary will increase to $220,000 upon Company’s common stock listed from OTC Markets-Pink Sheets to NASDAQ (the “Uplist”) or becoming a publicly traded Company. In addition, for each calendar year ending during the term of the agreement, the employee is eligible to receive an annual bonus with a target amount equal to 55% of the base salary earned by the employee. The employee was also granted 1,350,901 shares of the Company’s stock at the beginning of employment. The Company valued these shares at $0.0001/share with a fair value of $900. During the employment period, the employee is also entitled to a guaranteed annual bonus for $100,000 for the first year of employment and $350,000 for each of the second and third year of employment. The guaranteed bonus is to be paid on a semi-annual basis with the first payment due six months from the date of the agreement. Effective November 16, 2021, and until March 31, 2022, the Company held off on paying and accruing any payroll. As of April 1, 2022, employee monthly salary is reduced to $5,000 per month. For the six months ended June 30, 2022, the employee received a compensation of $15,000 and accrued compensation of $50,000 (See Note 5).

On October 1, 2021, the Company entered into a consulting agreement with its Chief Operating Officer to provide consulting services and operation duties. The agreement will continue, until either party terminates, at a monthly project  fee of $5,000. The consultant will also receive 1.5% of the funding as compensation for his role in raising funds for company after Company receives $5,000,000 in funding that results from consultants efforts. The consultant is also eligible to receive 60,090 shares of Common stock in 180 days upon the execution of the agreement and an additional 40,000 shares of Common Stock one year after entering the consulting agreement. Effective November 2021, and until March 31, 2022, the Company held off on paying and accruing any payroll. In March 2022, the Company issued 90,000 shares of common stock for consideration of $105,000 consisting of services rendered. The Company valued these shares at $1.75/share (See Note 5).

On October 1, 2021, the Company issued a promissory note to the Company’s President for $24,990. The note was unsecured, non-interest bearing and due on demand. On March 15, 2022, the Company repaid $24,990. As of June 30, 2022, the balance was fully repaid (See Note 3).

On October 2, 2021, the Company issued a promissory note to an entity controlled by the Company’s President for $350,000. The note was unsecured, non-interest bearing and due in three years. During the period ended December 31, 2021, the Company repaid $190,000. As of December 31, 2021, the balance was $160,000. During February and March 2022, the Company repaid $160,000. As of June 30, 2022, the balance was fully repaid (See Note 3).

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

On July 1, 2014, the Company entered into a five-year non-cancelable operating lease with a related party for its store space in Paulsboro, NJ at a monthly rate of $500. On September 21, 2015, the Company executed the lease and opened the delicatessen on October 14, 2015. On December 29, 2015, the Company signed an addendum to the lease, which provided that the lease agreement would commence 30 days after the opening of the delicatessen. The delicatessen opened on October 14, 2015, and the first payment would have been due on November 15, 2015, however, since the delicatessen was not fully functioning, the first monthly rent payment was not due until January 1, 2016. On August 12, 2019, the Company was granted a two-year extension of the lease. On March 22, 2021, the Company was granted an additional two-year extension of the lease. For the three and six months ended June 30, 2022, the Company had a rent expense of $1,500 and $1,500, respectively, and included as discontinued operations (See Notes 5 and 7).

During the year ended December 31, 2021, certain former officers paid a net aggregate $1,000 in expenses on Company’s behalf as an advance. Pursuant to the terms of the advance, the loan was non-interest bearing, unsecured and due on demand. As of June 30, 2022, the balance due to former officers was $62,297 and is included as discontinued operations (See Note 7 ).

Note 7 – Discontinued Operations

The Company is in the process of negotiating the sale of Your Hometown Deli, LLC. All Your Hometown Deli, LLC transactions have been recorded as discontinued operations as of June 30, 2022.

The following table illustrates the reporting of the discontinued operations included in the Consolidated Balance Sheet as of June 30, 2022.

June 30, 2022
(Unaudited)
Current Assets
Cash	$1,598
Inventory	1,220
Operating lease asset	5,687
Total Assets from Discontinued Operations	$8,505

Current Liabilities
Accounts payable and accrued expenses	$261
Due to former officers	62,297
Operating lease liability	5,687
Total Liabilities from Discontinued Operations	$68,245

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

The following table illustrates the reporting of discontinued operations included in the Consolidated Statements of Operations for the period from January 1, 2022 to June 30, 2022.

For the Six Months Ended
June 30, 2022
(Unaudited)
Sales	$3,349

Costs and Expenses
Food, beverage and supplies	3,978
Labor	3,605
Direct operating and occupancy	1,632

Professional fees	567
General and administrative	3,120
Goodwill impairment expense	5,396,944
Total cost and expenses	5,409,846

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(5,406,497)

Provision for Income Taxes	-

LOSS FROM DISCONTINUED OPERATIONS	$(5,406,497)

Note 8 – Plan of Merger and Reorganization and Reverse Acquisition

On April 1, 2022, Makamer Holdings, Inc. (f/k/a Hometown International, Inc.), a Nevada corporation (the “Company”), completed its acquisition of Makamer, Inc., a Delaware corporation (“Makamer”), which was organized on September 3, 2021, to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated March 25, 2022 (the “Merger Agreement”), by and among the Company, Makamer Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), and Makamer, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Makamer, with Makamer continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The entry into the Merger Agreement by the parties was previously reported in a Current Report on Form 8-K the Company filed with the SEC on March 31, 2022. The Merger became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on April 1, 2022.

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

MAKAMER HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A HOMETOWN INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

(UNAUDITED)

The Company agreed that $1,000,000 of the Company’s cash will be used to expand Makamer’s business, including for sales and marketing, research and development, evaluating other synergistic acquisitions, and working capital and general corporate purposes.

In connection with the Merger, certain pre-Merger stockholders of the Makamer Holdings, Inc. agreed to return 1,450,000 shares of the Makamer Holdings, Inc. common stock to the Makamer Holdings, Inc. for cancellation within 30 days of the closing (the “Share Cancellation”). The Share Cancellation has not yet occurred.

Following the issuance of the Merger Shares and the Share Cancelation, Makamer Holdings, Inc. will have an aggregate of 36,347,004 shares of common stock issued and outstanding. As a result of the acquisition, the Company recognized Goodwill of $5,396,944. At June 30, 2022 it was determined by management to write off the value of the goodwill due to lack of business generated resulting in impairment of $5,396,944. The impairment expense is included as part of discontinued operations (See Note 7).

This acquisition was treated as a business combination and the Company recorded the fair value of the net assets acquired.

The table below summarizes preliminary estimated fair value of the assets acquired at the effective acquisition date.

Consideration
Common stock (6,347,004 shares of common stock ($1/share))	$6,347,004

Fair value of consideration transferred	6,347,004

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	1,009,074
Inventory	3,691
Operating Lease Asset	7,023
Total assets acquired	1,019,788

Accounts payable and accrued expenses	408
Operating lease liability	7,023
Due to former officers	62,297
Total liabilities assumed	69,728

Total identifiable net assets	950,060

Goodwill	$5,396,944

Note 9 – Subsequent Event - Deconsolidation of Subsidiary

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time.

On July 1, 2022, the Company disposed of Your Hometown Deli, LLC remaining inventory for a sales price of $700.

On August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC for a price of $15,000, consisting of $5,000 to be paid in cash and $10,000 note receivable. The note receivable for $10,000, bearing interest at 8%, and due ninety days from the issuance of the note.

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

Overview and Recent Developments

General

Makamer Holdings, Inc. f/k/a Hometown International, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on May 19, 2014, under the laws of the State of Nevada. We currently have two subsidiaries, Your Hometown Deli, LLC (“Your Hometown Deli”) and Makamer, Inc. (“Makamer”).

Your Hometown Deli

On January 18, 2014, Your Hometown Deli was formed under the laws of the State of New Jersey, to develop a new delicatessen concept targeted towards smaller towns and communities. The delicatessen store was designed to feature “home-style” sandwiches and other entrees, served in a casual and friendly atmosphere. The goal would be to offer local patrons of all ages a comfortable community gathering place, offering high-quality products at fair prices.

On May 29, 2014, we entered into a Membership Interest Purchase Agreement with Your Hometown Deli and the holders of its outstanding membership interests, pursuant to which Your Hometown Deli became a wholly owned subsidiary of ours.

Once the Your Hometown Deli brand name was established, the plan was to expand into other smaller towns and communities. The Company’s first delicatessen was built in Paulsboro, New Jersey. We began generating revenue at this location at our soft opening in mid-October 2015. We have incurred losses in the development of our delicatessen business and expect our losses to continued during 2022. The delicatessen ceased its operation following the merger and on August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC and disposed of any remaining inventory on July 1, 2022. All Your Hometown Deli, LLC transactions have been recorded as discontinued operations as of June 30, 2022.

Makamer

On September 3, 2021, Makamer was formed under the laws of the State of Delaware, to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution.

On March 25, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Makamer Acquisition Corp., a Delaware corporation and wholly owned subsidiary of ours (the “Merger Sub”), and Makamer. As further described below, on April 1, 2022, we completed our acquisition of Makamer.

Impact of Coronavirus (COVID-19) Pandemic on the Company

We were forced to temporarily close our delicatessen located in Paulsboro, New Jersey, due to the stay-at-home order issued by the Governor of New Jersey on March 9, 2020, resulting from the outbreak of COVID-19. The delicatessen was re-opened on September 8, 2020, with a “soft opening” to a limited audience, prior to its “Grand Re-Opening” to the public on September 22, 2020. The effects of COVID-19 continued to have a material impact on our business during 2021 by hindering staff availability, limiting the flow of customers into our delicatessen, and restricting our supply chain. Although we are unable to estimate the ultimate impact, it is anticipated that the COVID-19 pandemic will continue to impact our business in 2022. On August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC and disposed of any remaining inventory. All Your Hometown Deli, LLC transactions have been recorded as discontinued operations as of June 30, 2022.

Recent Developments

Merger

On March 25, 2022, the Company entered into a Merger Agreement”) with Merger Sub and Makamer. On April 1, 2022, we completed our acquisition of Makamer, which was organized on September 3, 2021, to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Makamer, with Makamer continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on April 1, 2022.

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

Sale of Your Hometown Deli

After carefully evaluating its prospects, the Company’s new management has determined to sell Your Hometown Deli and its assets and focus on the business operations of Makamer as the Company’s business going forward. Our sole delicatessen location in Paulsboro, New Jersey was temporarily closed on June 19, 2022, while management seeks a buyer.

The delicatessen ceased its operation following the merger and on August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC. In addition, the Company disposed of any remaining inventory. All Your Hometown Deli, LLC transactions have been recorded as discontinued operations as of June 30, 2022.

Results of Operations

The following discussion does not include a discussion of the comparative prior periods for the three and six months ended June 30, 2021, since the Company was formed on September 3, 2021.

Three Months Ended June 30, 2022

Revenue

We generated revenue of $0 for the three months ended June 30, 2022.

Costs and Expenses and Loss from Continuing Operations

Our total cost and expenses were $3,559,013 for the three months ended June 30, 2022. The total cost and expenses related to consulting, primarily as a result of stock issued for services, professional fees and general and administrative expenses. General and administrative expenses included fees in connection with our acquisition of Makamer such as legal and accounting. Also, we had research and development expenses paid to various consultants.

Other Income

Interest income is $1 for the three months ended June 30, 2022, due to an interest bearing account.

Loss from Discontinued Operations

Loss from discontinued operations was $5,406,497 during the three months ended June 30, 2022. On August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC and disposed of any remaining inventory. All Your Hometown Deli, LLC transactions have been recorded as discontinued operations as of June 30, 2022.

The loss is attributed to the winding down of our delicatessen business, as we transition to the business operations of Makamer, which is to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution.

Six Months Ended June 30, 2022

Revenue

We generated revenue of $0 for the six months ended June 30, 2022.

Costs and Expenses and Loss from Continuing Operations

Our total cost and expenses were $3,826,874 for the six months ended June 30, 2022. The total cost and expenses related to consulting, primarily as a result of stock issued for services, professional fees and general and administrative expenses. General and administrative expenses included fees in connection with our acquisition of Makamer such as legal and accounting. Also, we had research and development expenses paid to various consultants.

Other Income

Interest income is $1 for the six months ended June 30, 2022, due to an interest-bearing account.

Loss from Discontinued Operations

Loss from discontinued operations was $5,406,497 during the six months ended June 30, 2022.

On August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC and disposed of any remaining inventory. All Your Hometown Deli, LLC transactions have been recorded as discontinued operations as of June 30, 2022. The loss is attributed to the winding down of our delicatessen business, as we transition to the business operations of Makamer, which is to develop and market biodegradable resins with the goal of replacing traditional plastics with renewable and compostable materials to help reduce worldwide toxic plastic waste pollution.

The following discussion does not include a discussion of the comparative prior period for the six months ended June 30, 2021, since the Company was formed on September 3, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had current assets of $1,357,098, consisting of $913,509 in cash, $20,487 in security deposits, prepaid expenses of $414,597 and assets of discontinued operations of $8,505 related to Your Hometown Deli, LLC. On August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC.

Our current liabilities as of June 30, 2022, were $413,841, which was comprised of $271,034 in accounts payable and accrued expenses, $74,562 in current operating lease liability and $68,245 in liabilities from discontinued operations related to Your Hometown Deli, LLC. On August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC.

Our long-term liabilities as of June 30, 2022, were $33,473, which is comprised of long-term operating lease liability.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2022:

For the six months ended June 30, 2022

Net Cash Used in Operating Activities – discontinued operations	$(8,827)
Net Cash Used in Operating Activities – continued operations	$(766,036)
Net Cash Used in Operating Activities	$(774,863)
Net Cash Provided by Investing Activities – discontinued operations	$-
Net Cash Provided by Investing Activities – continued operations	$1,006,074
Net Cash provided by Financing Activities – discontinued operations	$-
Net Cash Provided by Financing Activities – continued operations	$610,010
Net Increase in Cash	$841,221

For the six months ended June 30, 2022, net cash used in operating activities of $774,863 was the result of a net loss of $9,233,370, offset by stock issued for services of $3,272,500, an increase in security deposits of $20,487, increase in prepaid expenses of $414,597 for stock issued for services which includes a performance provision, an increase in assets from discontinued operations of $5,329,425 related to the sale of Your Hometown Deli, LLC, an increase in accounts payable of $222,252, and an increase of $68,245 in liabilities from discontinued operations related to the sale of Your Hometown Deli, LLC.

Net cash provided our investing activities was $1,006,074 for the six months ended June 30, 2022 and was attributable to $3,000 of cash paid for a patent and $1,009,074 of cash acquired in connection with acquisition of Makamer, Inc.

Our financing activities resulted in a cash inflow of $610,010 for the six months ended June 30, 2022, which is represented by $795,000 proceeds from issuance of common stock and a $184,990 repayment of note payable – related party.

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

Deconsolidation of Subsidiary

On July 1, 2022, the Company disposed of Your Hometown Deli, LLC remaining inventory for a sales price of $700.

On August 9, 2022, the Company disposed of its subsidiary Your Hometown Deli, LLC for a price of $15,000, consisting of $5,000 to be paid in cash at the time of sale and a $10,000 note receivable. The note receivable is due ninety days from issuance and bears interest at 8%.

Liquidity, Going Concern and Management’s Plans

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $913,509 at June 30, 2022. Although the Company intends to raise additional debt (third party and related party lenders) or equity capital (historically shareholder capital contributions and third-party debt), the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company executes its business plan.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities,

●	Continuing research and development on advancing bioplastics technologies, executing and commercializing its business operations,

●	Continuing to secure supply chain and execute strategic partnering or distribution opportunities; and

●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

Goodwill and Intangible Assets

We account for domain names and patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. We capitalize patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. We are in the process of evaluating our patents’ estimated useful life and will begin amortizing the patents when they are brought to the market or otherwise commercialized.

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. We completed our most recent goodwill impairment assessment during the second quarter of 2022, and determined that recorded $5,396,944 of impairment expense related to acquisition of Makamer, Inc. The impairment expense is included as part of discontinued operations (See Note 7).

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,

●	Expected dividends,

●	Expected volatility,

●	Risk-free interest rate; and

●	Expected life of option

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2022, for the material weakness described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of June 30, 2022, for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the second fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2022	MAKAMER HOLDINGS, INC.

/s/ Alex Mond
	Name:	Alex Mond
	Title:	President, Chief Executive Officer,
and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Karen Mond
Name:	Karen Mond
Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)